Form 10-Q
period 2016-09-30
Cole Office & Industrial REIT (CCIT III), Inc.
filed 2016-11-10
CIK 1614976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission file number 333-209128 (1933 Act)

COLE OFFICE & INDUSTRIAL REIT (CCIT III), INC.
(Exact name of registrant as specified in its charter)

Maryland	47-0983661
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2325 East Camelback Road, Suite 1100 Phoenix, Arizona 85016	(602) 778-8700
(Address of principal executive offices; zip code)	(Registrant’s telephone number, including area code)
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☒
As of November 7, 2016, there were 294,725 shares of Class A common stock, par value $0.01 per share, and no shares of Class T common stock, par value $0.01 per share, of Cole Office & Industrial REIT (CCIT III), Inc. outstanding.

COLE OFFICE & INDUSTRIAL REIT (CCIT III), INC.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
COLE OFFICE & INDUSTRIAL REIT (CCIT III), INC.
CONDENSED CONSOLIDATED UNAUDITED BALANCE SHEETS

	September 30, 2016	December 31, 2015
ASSETS
Investment in real estate assets:
Land	$2,307,312	$—
Buildings and improvements	26,971,327	—
Intangible lease assets	3,471,361	—
Total real estate investments, at cost	32,750,000	—
Less: accumulated depreciation and amortization	(59,714)	—
Total real estate investments, net	32,690,286	—
Cash and cash equivalents	248,503	200,000
Rents and tenant receivables	189,001	—
Deferred costs, net	1,457,368	—
Total assets	$34,585,158	$200,000
LIABILITIES AND STOCKHOLDER’S EQUITY
Credit facility	$22,000,000	$—
Subordinate promissory note due to affiliate	10,300,000	—
Accounts payable and accrued expenses	237,818	—
Due to affiliates	16,919	—
Distributions payable	3,865	—
Deferred rental income and other liabilities	204,624	—
Total liabilities	32,763,226	—
Commitments and contingencies
STOCKHOLDER’S EQUITY
Preferred stock, $0.01 par value per share; 10,000,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.01 par value per share; 245,000,000 shares authorized, 294,725 and 20,000 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	2,947	200
Class T common stock, $0.01 par value per share; 245,000,000 shares authorized, none issued and outstanding	—	—
Capital in excess of par value	2,669,580	199,800
Accumulated distributions in excess of earnings	(850,595)	—
Total stockholder’s equity	1,821,932	200,000
Total liabilities and stockholder’s equity	$34,585,158	$200,000
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE OFFICE & INDUSTRIAL REIT (CCIT III), INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS

	Three Months Ended	Nine Months Ended
	September 30, 2016	September 30, 2016
Revenues:
Rental income	$59,961	$59,961
Total revenues	59,961	59,961
Operating expenses:
General and administrative	34,280	34,280
Advisory fees and expenses	5,369	5,369
Acquisition-related	754,531	754,531
Depreciation and amortization	59,714	59,714
Total operating expenses	853,894	853,894
Operating loss	(793,933)	(793,933)
Other expense:
Interest expense and other, net	(52,797)	(52,797)
Net loss	$(846,730)	$(846,730)
Weighted average number of common shares outstanding:
Class A common stock - basic and diluted	43,889	28,021
Net loss per common share:
Class A common stock - basic and diluted	$(19.29)	$(30.22)
Distributions declared per common share:
Class A common stock	$0.09	$0.14
The Company was formed on May 22, 2014 but did not commence principal operations until September 22, 2016. Therefore, the Company had no income statement activity during the three and nine months ended September 30, 2015.
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE OFFICE & INDUSTRIAL REIT (CCIT III), INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENT OF STOCKHOLDER’S EQUITY

	Class A Common Stock		Class T Common Stock		Capital in Excess of Par Value	Accumulated Distributions in Excess of Earnings	Total Stockholder’s Equity
	Number of Shares	Par Value	Number of Shares	Par Value
Balance, January 1, 2016	20,000	$200	—	$—	$199,800	$—	$200,000
Issuance of common stock	274,725	2,747	—	—	2,497,253	—	2,500,000
Distribution to investor	—	—	—	—	—	(3,865)	(3,865)
Offering costs	—	—	—	—	(27,473)	—	(27,473)
Net loss	—	—	—	—	—	(846,730)	(846,730)
Balance, September 30, 2016	294,725	$2,947	—	$—	$2,669,580	$(850,595)	$1,821,932
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE OFFICE & INDUSTRIAL REIT (CCIT III), INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30,
2016
Cash flows from operating activities:
Net loss	$(846,730)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization, net	59,714
Amortization of deferred financing costs	20,526
Straight-line rental income	(5,395)
Changes in assets and liabilities:
Rents and tenant receivables	(183,606)
Accounts payable and accrued expenses	237,818
Deferred rental income and other liabilities	204,624
Due to affiliates	16,919
Net cash used in operating activities	(496,130)
Cash flows from investing activities:
Investment in real estate assets	(32,750,000)
Payment of property escrow deposit	(700,000)
Refund of property escrow deposit	700,000
Net cash used in investing activities	(32,750,000)
Cash flows from financing activities:
Proceeds from issuance of common stock	2,500,000
Offering costs on issuance of common stock	(27,473)
Proceeds from credit facility	22,000,000
Proceeds from subordinate promissory note	10,300,000
Deferred financing costs paid	(1,477,894)
Net cash provided by financing activities	33,294,633
Net increase in cash and cash equivalents	48,503
Cash and cash equivalents, beginning of period	200,000
Cash and cash equivalents, end of period	$248,503

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Distribution declared and unpaid	$3,865
The Company was formed on May 22, 2014 but did not commence principal operations until September 22, 2016. Therefore, the Company had no cash flow statement activity during the nine months ended September 30, 2015.
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE OFFICE & INDUSTRIAL REIT (CCIT III), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
September 30, 2016
NOTE 1 — ORGANIZATION AND BUSINESS
Cole Office & Industrial REIT (CCIT III), Inc. (the “Company”) is a Maryland corporation that was incorporated on May 22, 2014, and which intends to qualify and elect to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes beginning in its taxable year ending December 31, 2016, as it did not commence principal operations until September 22, 2016. The Company is the sole general partner of, and owns, directly or indirectly, 100% of the partnership interests in Cole Corporate Income Operating Partnership III, LP, a Delaware limited partnership. The Company is externally managed by Cole Corporate Income Advisors III, LLC (“CCI III Advisors”), a Delaware limited liability company and an affiliate of the Company’s sponsor, Cole Capital®, which is a trade name used to refer to a group of affiliated entities directly or indirectly controlled by VEREIT, Inc. (“VEREIT”), a widely-held public company whose shares of common stock are listed on the New York Stock Exchange (NYSE: VER). VEREIT indirectly owns and/or controls the Company’s external advisor, CCI III Advisors, the Company’s dealer manager, Cole Capital Corporation (“CCC”), the Company’s property manager, CREI Advisors, LLC (“CREI Advisors”), and the Company’s sponsor, Cole Capital.
Pursuant to a Registration Statement on Form S-11 (Registration No. 333-209128) (the “Registration Statement”) under the Securities Act of 1933, as amended (the “Securities Act”), and declared effective by the U.S. Securities and Exchange Commission (the “SEC”) on September 22, 2016, the Company commenced its initial public offering on a “best efforts” basis, offering up to a maximum of $3.5 billion in shares of common stock (the “Offering”). Pursuant to the Offering, the Company is offering up to $2.5 billion in shares of its common stock pursuant to the primary offering, consisting of two classes of shares: Class A common stock (“Class A Shares”) at a price of $10.00 per share (up to $1.25 billion in shares) and Class T common stock (“Class T Shares”) at a price of $9.57 per share (up to $1.25 billion in shares). Pursuant to the Offering, the Company is also offering up to $1.0 billion in shares of its common stock pursuant to the distribution reinvestment plan (the “DRIP”) at a purchase price during the Offering equal to the per share primary offering price net of selling commissions and dealer manager fees, or $9.10 per share for both Class A Shares and Class T Shares, assuming a $10.00 per Class A Share primary offering price and a $9.57 per Class T Share primary offering price.
On September 22, 2016, the Company satisfied the conditions of the escrow agreement regarding the minimum offering amount under the Offering and issued 274,725 Class A Shares to VEREIT Operating Partnership, L.P. (“VEREIT OP”), an affiliate of Cole Capital and the operating partnership of VEREIT, resulting in gross proceeds of $2.5 million, and commenced principal operations.
As of September 30, 2016, the Company had issued 274,725 Class A Shares in the Offering for gross proceeds of $2.5 million. The Company intends to use substantially all of the net proceeds from the Offering to acquire and operate a diversified portfolio of commercial real estate investments primarily consisting of single-tenant, income-producing necessity office and industrial properties, which are leased to creditworthy tenants under long-term leases, including distribution facilities, warehouses, manufacturing plants and corporate or regional headquarters in strategic locations. The Company expects that most of its properties will be subject to “net” leases, whereby the tenant will be primarily responsible for the property’s cost of repairs, maintenance, property taxes, utilities, insurance and other operating costs. As of September 30, 2016, the Company owned one office property, located in Ohio and leased to Siemens Corporation, comprising approximately 221,000 rentable square feet of income-producing necessity corporate office property, which was 100% leased.
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The summary of significant accounting policies presented below is designed to assist in understanding the Company’s condensed consolidated unaudited financial statements. These accounting policies conform to accounting principles generally accepted in the United States of America (“GAAP”) in all material respects, and have been consistently applied in preparing the accompanying condensed consolidated unaudited financial statements.
Principles of Consolidation and Basis of Presentation
The condensed consolidated unaudited financial statements of the Company have been prepared in accordance with the rules and regulations of the SEC regarding interim financial reporting, including the instructions to Form 10-Q and Article 10 of Regulation S-X, and do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the statements for the interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the results for such periods. Results for these interim periods are not necessarily indicative of full year results. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited consolidated balance sheet and related notes thereto included in the Registration Statement as declared effective by the SEC on September 22, 2016. Consolidated results of operations for the periods ended

COLE OFFICE & INDUSTRIAL REIT (CCIT III), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
September 30, 2016

September 30, 2015 have not been presented because the Company had not commenced its principal operations during such periods. The condensed consolidated unaudited financial statements should also be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Quarterly Report on Form 10-Q.
The condensed consolidated unaudited financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated unaudited financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Real Estate Investments
Real estate assets are stated at cost, less accumulated depreciation and amortization. Amounts capitalized to real estate assets consist of the cost of acquisition, construction and any tenant improvements, major improvements and betterments that extend the useful life of the real estate assets and leasing costs. All acquisition-related expenses, repairs and maintenance are expensed as incurred.
The Company considers the period of future benefit of each respective asset to determine the appropriate useful life. The estimated useful lives of the Company’s real estate assets by class are generally as follows:

Buildings	40 years
Tenant improvements	Lesser of useful life or lease term
Intangible lease assets	Lease term
Recoverability of Real Estate Assets
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate assets may not be recoverable. Impairment indicators that the Company considers include, but are not limited to, bankruptcy or other credit concerns of a property’s major tenant, such as a history of late payments, rental concessions and other factors, a significant decrease in a property’s revenues due to lease terminations, vacancies, co-tenancy clauses, reduced lease rates, or other circumstances. When indicators of potential impairment are present, the Company assesses the recoverability of the assets by determining whether the carrying amount of the assets will be recovered through the undiscounted future cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying amount, the Company will adjust the real estate assets to their respective fair values and recognize an impairment loss. Generally, fair value will be determined using a discounted cash flow analysis and recent comparable sales transactions. No impairment indicators were identified and no impairment losses were recorded during the nine months ended September 30, 2016.
Allocation of Purchase Price of Real Estate Assets
Upon the acquisition of real properties, the Company allocates the purchase price to acquired tangible assets, consisting of land, buildings and improvements, and to identified intangible assets and liabilities, consisting of the value of above- and below-market leases and the value of in-place leases, based in each case on their respective fair values. Acquisition-related expenses are expensed as incurred. The Company utilizes independent appraisals to assist in the determination of the fair values of the tangible assets of an acquired property (which includes land and buildings). The information in the appraisal, along with any additional information available to the Company’s management, is used in estimating the amount of the purchase price that is allocated to land. Other information in the appraisal, such as building value and market rents, may be used by the Company’s management in estimating the allocation of purchase price to the building and to intangible lease assets and liabilities. The appraisal firm has no involvement in management’s allocation decisions other than providing this market information.
The determination of the fair values of the real estate assets and liabilities acquired requires the use of significant assumptions with regard to the current market rental rates, rental growth rates, capitalization and discount rates, interest rates and other variables. The use of alternative estimates may result in a different allocation of the Company’s purchase price, which could materially impact the Company’s results of operations.

COLE OFFICE & INDUSTRIAL REIT (CCIT III), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
September 30, 2016

Deferred Financing Costs
Debt issuance costs related to securing the Company’s revolving line of credit are presented as an asset and amortized ratably over the term of the line of credit arrangement. The Company’s total deferred financing costs, net in the accompanying condensed consolidated unaudited balance sheets relate only to the revolving loan portion of the Credit Facility (as defined in Note 5 — Credit Facility and Subordinate Promissory Note). As of September 30, 2016, the Company had $1.5 million of deferred financing costs, net of accumulated amortization, related to the revolving loan portion of the Credit Facility.
Due to Affiliates
Certain affiliates of CCI III Advisors received fees, reimbursements, and compensation in connection with services provided relating to the Offering and the acquisition, management, financing, and leasing of the Company’s property. As of September 30, 2016, $17,000 was due to CCI III Advisors and its affiliates for such services, as discussed in Note 7 — Related-Party Transactions and Arrangements.
Distribution and Stockholder Servicing Fees
The Company will pay CCC a distribution and stockholder servicing fee for Class T Shares which are calculated on a daily basis in the amount of 1/365th of 1.0% of the purchase price per share (or, once reported, the amount of the Company’s estimated per share net asset value) of Class T Shares sold in the primary portion of the Offering. The distribution and stockholder servicing fee will be paid monthly in arrears. An estimated liability for future distribution and stockholder servicing fees payable to CCC will be recognized at the time each Class T Share is sold and included in due to affiliates in the condensed consolidated unaudited balance sheets with a corresponding decrease to capital in excess of par value.

Redeemable Common Stock
Under the Company’s share redemption program, the Company’s ability to redeem shares of its outstanding common stock is limited, among other things, to the net proceeds received by the Company from the sale of shares under the DRIP, net of shares redeemed to date. The Company records amounts that are redeemable under the share redemption program as redeemable common stock outside of permanent equity in its condensed consolidated unaudited balance sheets. Changes in the amount of redeemable common stock from period to period will be recorded as an adjustment to capital in excess of par value.
Revenue Recognition
The Company’s property has a lease where minimum rental payments increase during the term of the lease. The Company records rental income for the full term of the lease on a straight-line basis when earned and collectability is reasonably assured. When the Company acquires a property, the terms of existing leases are considered to commence as of the acquisition date for the purpose of this calculation. The Company defers the recognition of contingent rental income, such as percentage rents, until the specific target that triggers the contingent rental income is achieved. Expected reimbursements from tenants for recoverable real estate taxes and operating expenses are included in tenant reimbursement income in the period when such costs are incurred.
The Company continually reviews receivables related to rent, including any unbilled straight-line rent, and determines collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of a receivable is in doubt, the Company will record an increase in the allowance for uncollectible accounts. As of September 30, 2016, the Company did not have an allowance for uncollectible accounts.
Income Taxes
The Company intends to qualify and elect to be taxed as a REIT for federal income tax purposes under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with its taxable year ending December 31, 2016, as it did not commence principal operations until September 22, 2016. If the Company qualifies for taxation as a REIT, the Company will generally not be subject to federal corporate income tax to the extent it distributes its taxable income to its stockholders, and so long as it, among other things, distributes at least 90% of its annual taxable income (computed without regard to the dividends paid deduction and excluding net capital gains). REITs are subject to a number of other organizational and operational requirements. Even if the Company qualifies for taxation as a REIT, it or its subsidiaries may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed income.

COLE OFFICE & INDUSTRIAL REIT (CCIT III), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
September 30, 2016

Net Loss Per Common Share
We have two classes of common stock. Accordingly, we will utilize the two-class method to determine our earnings per share, which results in different earnings per share for each of the classes. Under the two-class method, earnings per class of common share are computed by dividing the sum of the distributed earnings to common stockholders and undistributed earnings allocated to common stockholders by the weighted average number of common shares for each class of common stock for the respective period. The distributed earnings to Class T Share common stockholders will represent distributions declared less the distribution and stockholder servicing fees. Diluted income (loss) per share considers the effect of any potentially dilutive share equivalents, of which the Company had none for each of the three and nine months ended September 30, 2016.
Organization and Offering Expenses
CCI III Advisors funds all of the organization and offering costs on the Company’s behalf (excluding selling commissions, the dealer manager fees and the distribution and stockholder servicing fees) and may be reimbursed up to 1.0% of the gross proceeds from the Offering. As of September 30, 2016, CCI III Advisors had paid organization and offering costs in excess of 1.0% of the gross proceeds from the Offering. These excess costs were not included in the financial statements of the Company because such costs are not a liability of the Company as they exceeded 1.0% of the gross proceeds from the Offering. As the Company raises additional proceeds from the Offering, these excess costs may become payable. The Company expenses organization costs as incurred and records offering costs, which include items such as legal and accounting fees, marketing, personnel, promotional and printing costs, as a reduction of capital in excess of par value along with selling commissions, dealer manager fees and distribution and stockholder servicing fees in the period in which they become payable.
Recent Accounting Pronouncements
Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers — The requirements were amended to remove inconsistencies in revenue requirements and to provide a more complete framework for addressing revenue issues across a broad range of industries and transaction types. The revised standard’s core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The revised standard also clarifies that an entity should evaluate whether it is the principal or the agent for each specified good or service promised in a contract to a customer. These provisions are effective January 1, 2018, and are to be applied retrospectively, with early adoption permitted for periods beginning after December 15, 2016 and interim periods thereafter. The Company has identified its revenue streams and is in the process of evaluating the impact on its consolidated financial statements and internal accounting processes; however, as the majority of the Company’s revenue is derived from real estate lease contracts, as discussed in relation to ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”), the Company does not expect that the adoption of ASU 2014-09 or related amendments and modifications issued by the Financial Accounting Standards Board (the “FASB”) will have a material impact on its consolidated financial statements.
From time to time, new accounting pronouncements are issued by various standard setting bodies that may have an impact on the Company’s accounting and reporting. The Company is currently evaluating the effect that certain of these new accounting requirements may have on the Company’s accounting and related reporting and disclosures in the Company’s consolidated financial statements:
ASU No. 2016-01, Financial Instruments (Subtopic 825-10) — The amendments in this update require all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under the equity method of accounting or those that result in consolidation of the investee). The amendments in this update also require an entity to present separately in other comprehensive income (loss), the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. In addition, the amendments in this update require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the consolidated balance sheets or the accompanying notes to the consolidated financial statements. The amendments in this update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.
In February 2016, the FASB issued ASU 2016-02, which replaces the existing guidance in Accounting Standards Codification 840, Leases (Topic 842). ASU 2016-02 requires a dual approach for lessee accounting under which a lessee would account for leases as either finance leases or operating leases. Both finance leases and operating leases will result in the lessee recognizing a right-of-use (“ROU”) asset and a corresponding lease liability. For finance leases, the lessee would recognize interest expense and amortization of the ROU asset, and for operating leases, the lessee would recognize a straight-line total

COLE OFFICE & INDUSTRIAL REIT (CCIT III), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
September 30, 2016

lease expense. The provisions of ASU 2016-02 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2018 and are required to be applied on a modified retrospective approach. Early adoption is permitted.
ASU No. 2016-05, Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships — The amendments in this update clarify that a change in the counterparty to a derivative instrument that has been designated as a hedging instrument does not, in and of itself, require de-designation of that hedging relationship, provided that all other hedge accounting criteria continue to be met. These provisions are effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years, with early adoption permitted.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326) (“ASU 2016-13”). ASU 2016-13 requires more timely recording of credit losses on loans and other financial instruments that are not accounted for at fair value through net income, including loans held for investment, held-to-maturity debt securities, trade and other receivables, net investment in leases and other such commitments. ASU 2016-13 requires that financial assets measured at amortized cost be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The amendments in ASU 2016-13 require the Company to measure all expected credit losses based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the financial assets and eliminates the “incurred loss” methodology in current GAAP. ASU 2016-13 is effective for fiscal years, and interim periods within, beginning after December 15, 2019. Early adoption is permitted for fiscal years, and interim periods within those years, beginning after December 15, 2018.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which is intended to address diversity in practice related to how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments in ASU 2016-15 address eight specific cash flow issues as well as application of the predominance principle (dependence on predominant source or use of receipt or payment) and are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted.
NOTE 3 — FAIR VALUE MEASUREMENTS
GAAP defines fair value, establishes a framework for measuring fair value and requires disclosures about fair value measurements. GAAP emphasizes that fair value is intended to be a market-based measurement, as opposed to a transaction-specific measurement.
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. Depending on the nature of the asset or liability, various techniques and assumptions can be used to estimate the fair value. Assets and liabilities are measured using inputs from three levels of the fair value hierarchy, as follows:
Level 1 — Inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date. An active market is defined as a market in which transactions for the assets or liabilities occur with sufficient frequency and volume to provide pricing information on an ongoing basis.
Level 2 — Inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active (markets with few transactions), inputs other than quoted prices that are observable for the asset or liability (i.e., interest rates, yield curves, etc.), and inputs that are derived principally from or corroborated by observable market data correlation or other means (market corroborated inputs).
Level 3 — Unobservable inputs, which are only used to the extent that observable inputs are not available, reflect the Company’s assumptions about the pricing of an asset or liability.
The following describes the methods the Company uses to estimate the fair value of the Company’s financial assets and liabilities:
Credit facility and subordinate promissory note — The fair value is estimated by discounting the expected cash flows based on estimated borrowing rates available to the Company as of the measurement date. These financial instruments are valued using Level 2 inputs. As of September 30, 2016, the estimated fair value of the Company’s debt was $33.1 million, which approximated the carrying value on that date. The carrying and fair values exclude net deferred financing costs.
Other financial instruments —  The Company considers the carrying values of its cash and cash equivalents, tenant and other receivables, accounts payable and accrued expenses, other liabilities, and due to affiliates in order to approximate their

COLE OFFICE & INDUSTRIAL REIT (CCIT III), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
September 30, 2016

fair values because of the short period of time between their origination and their expected realization as well as their highly-liquid nature. Due to the short-term maturities of these instruments, Level 1 inputs are utilized to estimate the fair value of these financial instruments.
Considerable judgment is necessary to develop estimated fair values of financial assets and liabilities. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize, or be liable for, on disposition of the financial assets and liabilities. As of September 30, 2016, there have been no transfers of financial assets or liabilities between fair value hierarchy levels.

NOTE 4 — REAL ESTATE INVESTMENT
2016 Property Acquisition
During the nine months ended September 30, 2016, the Company acquired one office property for a purchase price of $32.8 million (the “2016 Acquisition”). The Company purchased the 2016 Acquisition with net proceeds from the Offering and available borrowings. The purchase price allocation for the 2016 Acquisition is preliminary and subject to change as the Company finalizes the allocation, which the Company expects will be prior to the end of the current fiscal year.

The Company preliminarily allocated the purchase price of the 2016 Acquisition to the fair value of the assets acquired, as summarized in the table below.

2016 Acquisition
Land	$2,307,312
Buildings and improvements	26,971,327
Acquired in-place lease (1)	3,471,361
Total purchase price	$32,750,000
______________________

(1)	As of September 30, 2016, the weighted average amortization period for the acquired in-place lease is 9.6 years for the one acquisition completed during the nine months ended September 30, 2016.
As the 2016 Acquisition was acquired during the three months ended September 30, 2016, the Company recorded revenue for both the three and nine months ended September 30, 2016 of $60,000 and a net loss of $755,000 related to the 2016 Acquisition. In addition, the Company recorded $755,000 of acquisition-related expenses for the three and nine months ended September 30, 2016, respectively, which is included in acquisition-related expenses on the condensed consolidated unaudited statements of operations.
The following table summarizes selected financial information of the Company as if the 2016 Acquisition was completed on January 1, 2016 for each period presented below. The table below presents the Company’s estimated revenue and net loss, on a pro forma basis, for the three and nine months ended September 30, 2016:

	Three months ended September 30, 2016	Nine months ended September 30, 2016
Pro forma basis:
Revenue	$736,581	$2,168,965
Net loss	$(233,997)	$(1,287,028)
The pro forma information for the three months ended September 30, 2016 was adjusted to exclude $755,000 of acquisition-related expenses recorded during such period related to the 2016 Acquisition. No such adjustment was made for the nine months ended September 30, 2016. The pro forma information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transaction occurred at the beginning of the period, nor does it purport to represent the results of future operations.
NOTE 5 — CREDIT FACILITY AND SUBORDINATE PROMISSORY NOTE
As of September 30, 2016, the Company had $32.3 million of debt outstanding, with a weighted average interest rate of 3.9% and weighted average years to maturity of 2.3 years.
On September 23, 2016, the Company entered into a secured credit facility (the “Credit Facility”) with JPMorgan Chase, Bank N.A. (“JPMorgan Chase”), as administrative agent and a lender, and KeyBank, National Association (“KeyBank”) as a

COLE OFFICE & INDUSTRIAL REIT (CCIT III), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
September 30, 2016

lender under the credit agreement (the “Credit Agreement”), that provides for borrowings of up to $100.0 million in revolving loans (the “Revolving Loans”). The Revolving Loans mature on September 23, 2019; however, the Company may elect to extend the maturity dates of such loans to September 23, 2021, subject to satisfying certain conditions described in the Credit Agreement.
Depending upon the type of loan specified and overall leverage ratio, the Credit Facility bears interest at (i) the one-month, two-month, three-month or six-month London Interbank Offered Rate (“LIBOR”), as elected by the Company, multiplied by the statutory reserve rate (as defined in the Credit Agreement), plus the applicable rate (the “Eurodollar Applicable Rate”), ranging from 2.20% to 2.75%, and the Company’s leverage ratio (as defined in the Credit Agreement). For base rate committed loans, the interest rate will be equal to a rate ranging from 1.20% to 1.75%, depending on the Company’s leverage ratio, plus a per annum amount equal to the greater of: (i) JPMorgan Chase’s Prime Rate (as defined in the Credit Agreement); (ii) the Federal Funds Effective Rate (as defined in the Credit Agreement) plus 0.50%; and (iii) one-month LIBOR multiplied by the statutory reserve rate plus 1.0%. As of September 30, 2016, the amount outstanding under the Revolving Loans totaled $22.0 million at an interest rate of 3.31%. The Company had $78.0 million in unused capacity, subject to borrowing availability, as of September 30, 2016.
The Credit Agreement contains customary representations, warranties, borrowing conditions and affirmative, negative and financial covenants, including minimum net worth, debt service coverage and leverage ratio requirements and dividend payout and REIT status requirements. In particular, the Credit Agreement requires the Company to maintain a minimum consolidated net worth greater than or equal to 75% of the issuance of equity from the date of the Credit Agreement, a leverage ratio no greater than 70% and a fixed charge coverage ratio greater than 1.50. The Company believes it was in compliance with the covenants of the Credit Agreement as of September 30, 2016.
In addition, during the three months ended September 30, 2016, the Company entered into a $30.0 million subordinate loan with an affiliate of the Company’s advisor (the “Subordinate Promissory Note”). The Subordinate Promissory Note bears interest at a rate per annum equal to the sum of (a) one-month LIBOR, (b) the Credit Facility Margin (as defined in the Subordinate Promissory Note) and (c) 1.75%, with accrued interest payable monthly in arrears and principal due upon maturity on September 22, 2017. The Subordinate Promissory Note had an interest rate of 5.05% as of September 30, 2016. In the event the Subordinate Promissory Note is not paid off on the maturity date, the loan includes default provisions. The Subordinate Promissory Note has been approved by a majority of the Company’s board of directors (including a majority of the independent directors) not otherwise interested in the transaction as fair, competitive and commercially reasonable and no less favorable to the Company than a comparable loan between unaffiliated parties under the same circumstances. As of September 30, 2016, the Company had $10.3 million of debt outstanding and $19.7 million available for borrowing under the Subordinate Promissory Note.
NOTE 6 — COMMITMENTS AND CONTINGENCIES
Litigation
In the ordinary course of business, the Company may become subject to litigation and claims. The Company is not aware of any material pending legal proceedings, other than ordinary routine litigation incidental to the Company’s business, to which the Company may become a party or of which the Company’s properties may become the subject.
Environmental Matters
In connection with the ownership and operation of real estate, the Company may potentially be liable for costs and damages related to environmental matters. In addition, the Company may own or acquire certain properties that are subject to environmental remediation. Generally, the seller of the property, the tenant of the property and/or another third party is responsible for environmental remediation costs related to a property. Additionally, in connection with the purchase of certain properties, the respective sellers and/or tenants may agree to indemnify the Company against future remediation costs. The Company also carries environmental liability insurance on its properties that provides limited coverage for any remediation liability and/or pollution liability for third-party bodily injury and/or property damage claims for which the Company may be liable. The Company is not aware of any environmental matters which it believes are reasonably likely to have a material effect on its results of operations, financial condition or liquidity.
NOTE 7 — RELATED-PARTY TRANSACTIONS AND ARRANGEMENTS
The Company has incurred, and will continue to incur, commissions, fees and expenses payable to CCI III Advisors and certain of its affiliates in connection with the Offering and the acquisition, management and disposition of its assets.

COLE OFFICE & INDUSTRIAL REIT (CCIT III), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
September 30, 2016

Selling commissions and dealer manager fees
In connection with the Offering, CCC, the Company’s dealer manager, which is affiliated with CCI III Advisors, receives selling commissions of up to 7.0% and 3.0% of gross offering proceeds from the primary portion of the Offering for Class A Shares and Class T Shares, respectively, and before reallowance of selling commissions earned by participating broker-dealers. The Company has been advised that CCC intends to reallow 100% of selling commissions earned to participating broker-dealers. In addition, up to 2.0% of gross offering proceeds from the primary portion of the Offering for both Class A Shares and Class T Shares before reallowance to participating broker-dealers will be paid to CCC as a dealer manager fee. CCC, in its sole discretion, may reallow all or a portion of its dealer manager fee to participating broker-dealers. No selling commissions or dealer manager fees are paid to CCC or other participating broker-dealers with respect to shares sold pursuant to the DRIP. No selling commissions and dealer manager fees were paid during the three and nine months ended September 30, 2016.
Distribution and stockholder servicing fees
The Company will pay CCC a distribution and stockholder servicing fee for Class T Shares that is calculated on a daily basis in the amount of 1/365th of 1.0% of the purchase price per share (or, once reported, the amount of the Company’s estimated per share net asset value) of the Class T Shares sold in the primary portion of the Offering. The distribution and stockholder servicing fee will be paid monthly in arrears from cash flow from operations or, if the Company’s cash flow from operations is not sufficient to pay the distribution and stockholder servicing fee, from borrowings in anticipation of future cash flow. An estimated liability for future distribution and stockholder servicing fees payable to CCC is recognized at the time each Class T Share is sold and included in due to affiliates in the condensed consolidated unaudited balance sheets with a corresponding decrease to capital in excess of par value. The Company will cease paying the distribution and stockholder servicing fee with respect to Class T Shares at the earliest of (i) the end of the month in which the transfer agent, on behalf of the Company, determines that total distribution and stockholder servicing fees paid by a stockholder within his or her individual account would be equal to 4.0% of the stockholder’s total gross investment amount at the time of the purchase of the primary Class T Shares held in such account; (ii) the date on which the aggregate underwriting compensation from all sources equals 10.0% of the gross proceeds from the sale of the Company’s shares in the Offering, excluding shares sold pursuant to the DRIP; (iii) the fourth anniversary of the last day of the month in which the Offering (excluding the offering of shares pursuant to the DRIP) terminates; (iv) the date such Class T Share is no longer outstanding; and (v) the date the Company effects a liquidity event. CCC may, in its discretion, reallow to participating broker-dealers all or a portion of the distribution and stockholder servicing fee for services that such participating broker-dealers perform in connection with the distribution of Class T Shares. No distribution and stockholder servicing fees are paid to CCC or other participating broker-dealers with respect to shares sold pursuant to the DRIP. During the three and nine months ended September 30, 2016, no distribution and stockholder servicing fees had been paid, as no Class T Shares had been sold as of September 30, 2016.
Organization and offering expenses
All other organization and offering expenses associated with the sale of the Company’s common stock (excluding selling commissions, dealer manager fees and distribution and stockholder servicing fees) are paid by CCI III Advisors or its affiliates and are reimbursed by the Company up to 1.0% of aggregate gross offering proceeds. A portion of the other organization and offering expenses may be considered to be underwriting compensation. As of September 30, 2016, CCI III Advisors had paid organization and offering expenses in excess of the 1.0% of aggregate gross offering proceeds in connection with the Offering. These excess amounts were not included in the condensed consolidated unaudited financial statements of the Company because such amounts were not a liability of the Company as they exceeded 1.0% of gross proceeds from the Offering. As the Company raises additional proceeds from the Offering, these amounts may become payable.
Acquisition fees and expenses
The Company pays CCI III Advisors or its affiliates acquisition fees of up to 2.0% of: (i) the contract purchase price of each property or asset the Company acquires; (ii) the amount paid in respect of the development, construction or improvement of each asset the Company acquires; (iii) the purchase price of any loan the Company acquires; and (iv) the principal amount of any loan the Company originates. In addition, the Company reimburses CCI III Advisors or its affiliates for acquisition-related expenses incurred in the process of acquiring a property or the origination or acquisition of a loan, so long as the total acquisition fees and expenses relating to the transaction do not exceed 6.0% of the contract purchase price.

COLE OFFICE & INDUSTRIAL REIT (CCIT III), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
September 30, 2016

Advisory fees
Pursuant to the advisory agreement, the Company pays CCI III Advisors a monthly advisory fee based upon the Company’s monthly average invested assets, which is equal to the following amounts: (i) an annualized rate of 0.75% paid on the Company’s average invested assets that are between $0 to $2.0 billion; (ii) an annualized rate of 0.70% paid on the Company’s average invested assets that are between $2.0 billion and $4.0 billion; and (iii) an annualized rate of 0.65% paid on the Company’s average invested assets that are over $4.0 billion.
Operating expenses
The Company reimburses CCI III Advisors or its affiliates for the operating expenses they paid or incurred in connection with the services provided to the Company, subject to the limitation that the Company will not reimburse CCI III Advisors or its affiliates for any amount by which the operating expenses (including the advisory fee) at the end of the four preceding fiscal quarters exceed the greater of (i) 2.0% of average invested assets, or (ii) 25.0% of net income, other than any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of assets for that period. The Company will not reimburse CCI III Advisors or its affiliates for personnel costs in connection with the services for which CCI III Advisors or its affiliates receive an acquisition fee, financing coordination fee or disposition fee. No operating expenses were reimbursed during the three and nine months ended September 30, 2016.
Financing coordination fees
If CCI III Advisors provides services in connection with the origination, assumption or refinancing of any debt to acquire properties or to make other permitted investments, the Company will pay CCI III Advisors a financing coordination fee equal to 1.0% of the amount available and/or outstanding under such financing. However, CCI III Advisors will not be entitled to a financing coordination fee on any debt where a fee was previously received unless (i) the maturity date of the refinanced debt was scheduled to occur less than one year after the date of the refinancing and the new loan has a term of at least five years or (ii) the new loan is approved by a majority of our independent directors; and provided, further, that no financing coordination fee will be paid in connection with loans advanced by an affiliate of CCI III Advisors.
Disposition fees
If CCI III Advisors or its affiliates provide a substantial amount of services (as determined by a majority of the Company’s independent directors) in connection with the sale of one or more properties (or the Company’s entire portfolio), the Company will pay CCI III Advisors or its affiliates a disposition fee in an amount equal to up to one-half of the real estate or brokerage commission paid by the Company to third parties on the sale of such properties, not to exceed 1.0% of the contract price of the properties sold; provided, however, in no event may the total disposition fees paid to CCI III Advisors, its affiliates, and unaffiliated third parties, exceed the lesser of the customary competitive real estate commission or an amount equal to 6.0% of the contract sales price. In addition, if CCI III Advisors or its affiliates provides a substantial amount of services (as determined by a majority of the Company’s independent directors) in connection with the sale of one or more assets other than properties, the Company may separately compensate CCI III Advisors or its affiliates at such rates and in such amounts as the Company’s board of directors, including a majority of the independent directors, and CCI III Advisors agree upon, not to exceed an amount equal to 1.0% of the contract price of the assets sold. During the three and nine months ended September 30, 2016 no disposition fees were incurred for any such services provided by CCI III Advisors or its affiliates.
Subordinated performance fees
The Company will pay a subordinated performance fee under one of the following alternative events: (1) if the Company’s shares are listed on a national securities exchange, CCI III Advisors, or its affiliates, will be entitled to a subordinated performance fee equal to 15.0% of the amount, if any, by which (i) the market value of the Company’s outstanding stock plus distributions paid by the Company prior to listing, exceeds (ii) the sum of the total amount of capital raised from investors and the amount of distributions necessary to generate a 6.0% annual cumulative, non-compounded return to investors; (2) if the Company is sold or its assets are liquidated, CCI III Advisors will be entitled to a subordinated performance fee equal to 15.0% of the net sale proceeds remaining after investors have received, from regular distributions plus special distributions paid from proceeds of such sale, a return of their net capital invested and a 6.0% annual cumulative, non-compounded return; or (3) upon termination of the advisory agreement, CCI III Advisors may be entitled to a subordinated performance fee similar to the fee to which it would have been entitled had the portfolio been liquidated (based on an independent appraised value of the portfolio) on the date of termination. During the three and nine months ended September 30, 2016, no subordinated performance fees were incurred related to any such events.

COLE OFFICE & INDUSTRIAL REIT (CCIT III), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
September 30, 2016

The Company incurred commissions, fees and expense reimbursements as shown in the table below for services provided by CCI III Advisors and its affiliates related to the services described above during the periods indicated:

Three and Nine Months Ended September 30, 2016

Organization and offering costs	$27,473
Acquisition fees and expenses	$655,000
Advisory fees	$5,369
Financing coordination fees	$220,000
Due to Affiliates
As of September 30, 2016, $16,919 was recorded for services and expenses incurred, but not yet reimbursed to CCI III Advisors, or its affiliates. The amount is primarily for interest expense and advisory fees and expenses. The Company incurred $11,550 of interest expense related to the Subordinate Promissory Note during the nine months ended September 30, 2016. These amounts were included in due to affiliates in the condensed consolidated unaudited balance sheets of such periods.
NOTE 8 — ECONOMIC DEPENDENCY
Under various agreements, the Company has engaged or will engage CCI III Advisors or its affiliates to provide certain services that are essential to the Company, including asset management services, supervision of the management and leasing of properties owned by the Company, asset acquisition and disposition decisions, the sale of shares of the Company’s common stock available for issuance, as well as other administrative responsibilities for the Company including accounting services and investor relations. As a result of these relationships, the Company is dependent upon CCI III Advisors or its affiliates. In the event that these companies are unable to provide the Company with these services, the Company would be required to find alternative providers of these services.
NOTE 9 — SUBSEQUENT EVENTS
The Company evaluated subsequent events from October 1, 2016 through November 7, 2016, and concluded that no subsequent events have occurred that would require recognition or disclosure in the consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated unaudited financial statements, the notes thereto and the other unaudited financial data included in this Quarterly Report on Form 10-Q. The following discussion should also be read in conjunction with our audited consolidated balance sheet, and the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Registration Statement. The terms “we,” “us,” “our” and the “Company” refer to Cole Office & Industrial REIT (CCIT III), Inc. and unless otherwise defined herein, capitalized terms used herein shall have the same meanings as set forth in our condensed consolidated unaudited financial statements and the notes thereto.
Forward-Looking Statements
Certain statements contained in this Quarterly Report on Form 10-Q of Cole Office & Industrial REIT (CCIT III), Inc., other than historical facts, may be considered forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend for all such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act, as applicable by law. Such statements include, in particular, statements about our plans, strategies, and prospects and are subject to certain risks and uncertainties, as well as known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “would,” “could,” “should,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. We caution readers not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date this Quarterly Report on Form 10-Q is filed with the SEC. Additionally, we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. The forward-looking statements should be read in light of the risk factors identified in the “Risk Factors” section in the prospectus portion of the Registration Statement.
The following are some, but not all, of the assumptions, risks, uncertainties and other factors that could cause our actual results to differ materially from those presented in our forward-looking statements:

•	We may be unable to renew leases, lease vacant space or re-lease space as leases expire on favorable terms or at all.

•	We are subject to risks associated with tenant, geographic and industry concentrations with respect to our properties.

•	Our properties, intangible assets and other assets may be subject to impairment charges.

•	We could be subject to unexpected costs or unexpected liabilities that may arise from potential dispositions and may be unable to dispose of properties on advantageous terms.

•
We are subject to competition in the acquisition and disposition of properties and in the leasing of our properties and we may be unable to acquire, dispose of, or lease properties on advantageous terms.

•	We could be subject to risks associated with bankruptcies or insolvencies of tenants or from tenant defaults generally.

•	We have substantial indebtedness, which may affect our ability to pay distributions, and expose us to interest rate fluctuation risk and the risk of default under our debt obligations.

•	We may be affected by the incurrence of additional secured or unsecured debt.

•	We may not be able to achieve profitability.

•	We may not generate cash flows sufficient to pay our distributions to stockholders or meet our debt service obligations.

•	We may be affected by risks resulting from losses in excess of insured limits.

•	We may fail to qualify as a REIT for U.S. federal income tax purposes.

•
Our sponsor may be unable to fully reestablish the financial network which previously participated in offerings sponsored by Cole Capital and/or regain the prior level of transaction and capital raising volume.

•	We are subject to risks that may affect capital raising volume as a result of increased regulatory changes.

•	Our advisor has the right to terminate the advisory agreement upon 60 days’ written notice without cause or penalty.

Definitions
We use certain defined terms throughout this Quarterly Report on Form 10-Q that have the following meanings:
The phrase “annualized rental income” refers to the straight line rental revenue under our leases on operating properties owned as of the respective reporting date, which includes the effect of rent escalations and any tenant concessions, such as free rent, and excludes any bad debt allowances and any contingent rent, such as percentage rent. Management uses annualized rental income as a basis for tenant, industry and geographic concentrations and other metrics within the portfolio. Annualized rental income is not indicative of future performance.
Under a “net lease,” the tenant occupying the leased property (usually as a single tenant) does so in much the same manner as if the tenant were the owner of the property. There are various forms of net leases, most typically classified as triple net or double net. Triple net leases typically require the tenant to pay all expenses associated with the property (e.g., real estate taxes, insurance, maintenance and repairs). Double net leases typically require that the tenant pay all operating expenses associated with the property (e.g., real estate taxes, insurance and maintenance), but excludes some or all major repairs (e.g., roof, structure and parking lot). Accordingly, the owner receives the rent “net” of these expenses, rendering the cash flow associated with the lease predictable for the term of the lease. Under a net lease, the tenant generally agrees to lease the property for a significant term and agrees that it will either have no ability or only limited ability to terminate the lease or abate rent prior to the expiration of the term of the lease as a result of real estate driven events such as casualty, condemnation or failure by the landlord to fulfill its obligations under the lease.
Overview
We were formed on May 22, 2014, and we intend to qualify and elect to be taxed as a REIT for federal income tax purposes commencing with our taxable year ending December 31, 2016. We commenced principal operations on September 22, 2016 when we satisfied the minimum offering conditions of our escrow agreement and issued approximately 275,000 shares of our common stock in the Offering. We have no paid employees and are externally advised and managed by CCI III Advisors. VEREIT indirectly owns and/or controls our external advisor, CCI III Advisors, our dealer manager, CCC, our property manager, CREI Advisors, and our sponsor, Cole Capital.
As we acquire additional commercial real estate, we will be subject to changes in real estate prices and changes in interest rates on any current variable rate debt, refinancings or new indebtedness used to acquire the properties. We may manage our risk of changes in real estate prices on future property acquisitions, when applicable, by entering into purchase agreements and loan commitments simultaneously, or through loan assumptions, so that our operating yield is determinable at the time we enter into a purchase agreement, by contracting with developers for future delivery of properties, or by entering into sale-leaseback transactions. We manage our interest rate risk by monitoring the interest rate environment in connection with our future property acquisitions, when applicable, or upcoming debt maturities to determine the appropriate financing or refinancing terms, which may include fixed rate loans, variable rate loans or interest rate hedges. If we are unable to acquire suitable properties or obtain suitable financing terms for future acquisitions or refinancing, our results of operations may be adversely affected.
Our operating results and cash flows are primarily influenced by rental income from our commercial property, interest expense on our indebtedness, and acquisition and operating expenses. Rental income accounted for 100% of total revenue for the three and nine months ended September 30, 2016. As 100% of our rentable square feet was under lease as of September 30, 2016, with a remaining lease term of 9.6 years, we believe our exposure to changes in commercial rental rates on our portfolio is substantially mitigated, except for vacancies caused by tenant bankruptcies or other factors. Our advisor regularly monitors the creditworthiness of our tenants by reviewing the tenants’ financial results, credit rating agency reports, when available, on the tenant or guarantor, the operating history of the property with such tenant, the tenant’s market share and track record within its industry segment, the general health and outlook of the tenant’s industry segment, and other information for changes and possible trends. If our advisor identifies significant changes or trends that may adversely affect the creditworthiness of a tenant, it will gather a more in-depth knowledge of the tenant’s financial condition and, if necessary, attempt to mitigate the tenant credit risk by evaluating the possible sale of the property, or identifying a possible replacement tenant should the current tenant fail to perform on the lease.
Portfolio Information
As of September 30, 2016, we owned one property comprising approximately 221,000 rentable square feet of income-producing necessity corporate office space located in one state, which was 100% leased with a lease term remaining of 9.6 years. As we have only acquired one property, a discussion of same store sales is not considered meaningful and as such is not included in the results of operations.

Results of Operations
As we did not commence principal operations until September 22, 2016, comparative financial data is not presented for the three and nine months ended September 30, 2015. Additionally, we acquired our first property on September 23, 2016 and as such, our operating results reflect only eight days of activity.
Revenue for the three and nine months ended September 30, 2016 consisted of rental income of $60,000 related to our property, which accounted for 100% of total revenue.
General and administrative expenses for the three and nine months ended September 30, 2016 totaled $34,000, primarily consisting of advisor fees, legal fees, board of directors costs, and unused fees on the Credit Facility. For the three and nine months ended September 30, 2016, depreciation and amortization expenses were $60,000 and acquisition-related expenses totaled $755,000.
Advisory fees and expenses for the three and nine months ended September 30, 2016 totaled $5,400. Pursuant to the advisory agreement with CCI III Advisors and based upon the amount of our current invested assets, we are required to pay to CCI III Advisors a monthly advisory fee equal to one-twelfth of 0.75% of the average invested assets, up to $2.0 billion, one-twelfth of 0.70% of the average invested assets over $2.0 billion up to $4.0 billion and one-twelfth of 0.65% of assets over $4.0 billion. Additionally, we may be required to reimburse certain expenses incurred by CCI III Advisors in providing such advisory services, subject to limitations as set forth in the advisory agreement.
Our 2016 Acquisition was financed with net proceeds from our Offering and borrowings from the Credit Facility and the Subordinate Promissory Note. During the three and nine months ended September 30, 2016, we incurred $53,000 of interest expense due to debt outstanding of $32.3 million.
Distributions
Our board of directors authorized a daily distribution, based on 366 days in the calendar year, of $0.001639344 per Class A Share for stockholders of record of such class of shares as of the close of business on each day of the period commencing on September 23, 2016 and ending on December 31, 2016. Our board of directors authorized a daily distribution on Class T Shares to the Company’s stockholders of record of such class of shares as of the close of business on each day of the period commencing on the date that the first Class T Share is sold in the Offering and ending on December 31, 2016, equal to $0.001639344 per Class T Share, less the per share distribution and stockholder servicing fees that are payable with respect to the Class T Shares (as calculated on a daily basis). As of September 30, 2016, the Company had distributions payable of $3,865.
In addition, our board of directors authorized a daily distribution, based on 365 days in the calendar year, of $0.001643836 per Class A Share for stockholders of record of such class of shares as of the close of business on each day of the period commencing on January 1, 2017 and ending on March 31, 2017. Our board of directors authorized a daily distribution on Class T Shares to our stockholders of record of such class of shares as of the close of business on each day of the period commencing on January 1, 2017 and ending on March 31, 2017, equal to $0.001643836 per Class T Share, less the per share distribution and stockholder servicing fees that are payable with respect to the Class T Shares (as calculated on a daily basis).
Share Redemptions
Our share redemption program permits our stockholders to sell their shares back to us after they have held them for at least one year, subject to conditions and limitations. We may waive the one-year holding period requirement upon request due to a stockholder’s death or bankruptcy or other exigent circumstances as determined by our advisor. In addition, our board of directors may choose to amend the terms of, suspend or terminate our share redemption program at any time upon 30 days’ notice. We will not redeem in excess of 5.0% of the weighted average number of shares outstanding during the trailing 12 months prior to the end of the fiscal quarter for which the redemptions are being paid. Funding for the redemption of shares will be limited to the net proceeds we receive from the sale of shares under the DRIP, net of shares redeemed to date. In addition, we will generally limit quarterly redemptions to approximately 1.25% of the weighted average number of shares outstanding during the trailing 12-month period ending on the last day of the fiscal quarter for which the redemptions are being paid, and to the net proceeds we receive from the sale of shares in the respective quarter under the DRIP.
Liquidity and Capital Resources
General
We expect to utilize funds from the Offering and future proceeds from secured or unsecured financing to complete future property acquisitions and for general corporate uses. Our operating cash flows will primarily be provided by the rental income received from leased properties. As of September 30, 2016, we had raised $2.5 million in gross proceeds from the Offering before offering costs, selling commissions and dealer manager fees of $27,473.

Our Credit Facility and Subordinate Promissory Note provide for aggregate borrowings of up to $130.0 million. As of September 30, 2016, we had $97.7 million in unused capacity, subject to borrowing availability. As of September 30, 2016, we also had cash and cash equivalents of $248,503.
Short-term Liquidity and Capital Resources
We expect our operating cash flows to increase as we continue to acquire properties. On a short-term basis, our principal demands for funds will be for the acquisition of real estate investments and the payment of acquisition-related expenses, operating expenses, distributions to stockholders and interest and principal on current and any future debt financings. We expect to meet our short-term liquidity requirements through net cash flows provided by operations and proceeds from the Offering, as well as secured or unsecured borrowings from banks and other lenders to finance our future acquisitions. We believe that the resources stated above will be sufficient to satisfy our operating requirements for the foreseeable future, and we do not anticipate a need to raise funds from sources other than those described above within the next 12 months.
Long-term Liquidity and Capital Resources
On a long-term basis, our principal demands for funds will be for the acquisition of real estate and real estate-related investments and the payment of tenant improvements, acquisition-related expenses, operating expenses, distributions and redemptions to stockholders and interest and principal on any current and future indebtedness. Generally, we expect to meet our long-term liquidity requirements through proceeds from net cash flows provided by operations and secured or unsecured borrowings from banks and other lenders.
We expect that substantially all net cash flows from operations will be used to pay distributions to our stockholders after certain capital expenditures, including tenant improvements and leasing commissions, are paid; however, we may use other sources to fund distributions, as necessary, including proceeds from the Offering, borrowings on our Credit Facility and/or future borrowings on unencumbered assets. To the extent that cash flows from operations are lower due to fewer properties being acquired or lower than expected returns on the properties, distributions paid to our stockholders may be lower. We expect that substantially all net cash flows from the Offering or debt financings will be used to fund acquisitions, certain capital expenditures, repayments of outstanding debt or distributions to our stockholders.
Contractual Obligations
As of September 30, 2016, we had $32.3 million of debt outstanding with a weighted average interest rate of 3.9%. See Note 5 — Credit Facility and Subordinate Promissory Note to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q for certain terms of our debt outstanding.
Our contractual obligations as of September 30, 2016 were as follows:

	Payments due by period (1)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Principal payments – credit facility	$22,000,000	$—	$22,000,000	$—	$—
Interest payments – credit facility(2)	2,170,277	728,750	1,441,527	—	—
Principal payments – subordinate promissory note	10,300,000	10,300,000	—	—	—
Interest payments – subordinate promissory note	507,324	507,324	—	—	—
Total	$34,977,601	$11,536,074	$23,441,527	$—	$—

(1)	The table does not include amounts due to CCI III Advisors or its affiliates pursuant to our advisory agreement because such amounts are not fixed and determinable.

(2)	Payment obligations for the Revolving Loans are based on the interest rate in effect of 3.3% as of September 30, 2016.

(3)	Payment obligations for the Subordinate Promissory Note are based on the interest rate in effect of 5.05% as of September 30, 2016, and the maturity date of September 22, 2017.
We expect to incur additional borrowings in the future to acquire additional properties and make other real estate-related investments. There is no limitation on the amount we may borrow against any single improved property. Our borrowings will not exceed 75% of the cost of our gross assets (or 300% of net assets) as of the date of any borrowing, which is the maximum level of indebtedness permitted under the North American Securities Administrators Association REIT Guidelines; however, we may exceed that limit if approved by a majority of our independent directors. Our board of directors has adopted a policy to further limit our borrowings to 60% of the greater of cost (before deducting depreciation or other non-cash reserves) or fair market value of our gross assets, unless the excess borrowing is approved by a majority of our independent directors and disclosed to our stockholders in the next quarterly report along with the justification for such excess borrowing.
As of September 30, 2016, our ratio of debt to total gross real estate assets net of gross intangible lease liabilities was 98.6%, which exceeded the 60% and 75% limitations. A majority of our board of directors (including a majority of the independent directors) determined that, as a general policy, borrowing in excess of the 60% limitation is justified and in the best interests of us and our stockholders during our capital raising stage. A majority of our board of directors (including a majority of the independent directors) also determined that borrowing in excess of the 75% limitation is justified and in the best interests of the Company’s shareholders until March 31, 2017, and may be extended or re-approved by our board of directors and our independent directors from time to time. The independent directors believed such borrowing levels are justified for the following reasons:

•	the borrowings enabled us to purchase an initial property and earn rental income more quickly;

•
the property acquisition was likely to increase the net offering proceeds from the Offering by allowing us to show potential investors actual acquisitions, thereby improving our ability to meet our objective of acquiring a diversified portfolio of properties to generate current income for investors and preserve investor capital; and

•	based on expected equity sales, the high leverage is likely to exceed our charter’s guidelines only for a limited period of time.
Our management reviews net debt as part of its management of our overall liquidity, financial flexibility, capital structure and leverage, and we therefore believe that the presentation of net debt provides useful information to investors. Net debt is a non-GAAP measure used to show the Company’s outstanding principal debt balance, excluding certain GAAP adjustments, such as premiums or discounts, less all cash and cash equivalents. As of September 30, 2016, our net debt leverage ratio, which is the ratio of net debt to total gross real estate assets net of gross intangible lease liabilities, if applicable, was 97.9%. The following table provides a reconciliation of the credit facility and subordinate promissory note due to affiliate, net balance, as reported on our condensed consolidated unaudited balance sheet, to net debt as of September 30, 2016 (in thousands):

Balance as of September 30, 2016
Credit facility and subordinate promissory note due to affiliate	$32,300,000
Less: Cash and cash equivalents	(248,503)
Net debt	$32,051,497

Gross real estate asset	$32,750,000
Net debt leverage ratio	97.9%
Cash Flow Analysis
Operating Activities. Net cash used in operating activities was $496,100 for the nine months ended September 30, 2016, primarily due to $754,500 of acquisition costs for the 2016 Acquisition, offset by an increase in accounts payable and accrued expenses of $237,800. See “ — Results of Operations” for a more complete discussion of the factors impacting our operating performance.
Investing Activities. Net cash used in investing activities was $32.8 million for the nine months ended September 30, 2016, resulting from the purchase of the 2016 Acquisition.
Financing Activities. Net cash provided by financing activities was $33.3 million for the nine months ended September 30, 2016, primarily due to the net proceeds from the issuance of common stock of $2.5 million and net proceeds from the Credit Facility and the Subordinate Promissory Note of $32.3 million.
Election as a REIT
We intend to qualify and elect to be taxed as a REIT for federal income tax purposes commencing with our taxable year ending December 31, 2016. To qualify and maintain our status as a REIT, we must meet certain requirements relating to our organization, sources of income, nature of assets, distributions of income to our stockholders and recordkeeping. However, we cannot guarantee that we will meet these requirements, and may not elect to be taxed as a REIT for our taxable year ending December 31, 2016 if we do not meet such requirements. If we qualify as a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders so long as we distribute at least 90% of our annual taxable income (computed without regard to the dividends paid deduction and excluding net capital gains).
If we do not elect to be taxed as a REIT, or if we otherwise fail to qualify as a REIT for any reason in a taxable year and applicable relief provisions do not apply, we will be subject to tax, including any applicable alternative minimum tax, on our taxable income, if any, at regular corporate rates. We will not be able to deduct distributions paid to our stockholders in any year in which we elect not to be taxed or fail to qualify as a REIT. If we elect to be taxed and fail to qualify as a REIT in any taxable year, we also will be disqualified for the four taxable years following the year during which qualification is lost, unless we are entitled to relief under specific statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders. However, we intend to be organized and operate in such a manner as to qualify as a REIT for federal income tax purposes for the year ending December 31, 2016. As such, no provision for federal income taxes has been made in our accompanying condensed consolidated unaudited financial statements. We are subject to certain state and local taxes related to the operations of properties in certain locations, which have been provided for in our accompanying condensed consolidated unaudited financial statements.
Critical Accounting Policies and Estimates
Our accounting policies have been established to conform with GAAP. The preparation of financial statements in conformity with GAAP requires us to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Management believes that we have made these estimates and assumptions in an appropriate manner and in a way that accurately reflects our financial condition. We continually test and evaluate these estimates and assumptions using our historical knowledge of the business, as well as other factors, to ensure that they are reasonable for reporting purposes. However, actual results may differ from these estimates and assumptions. If our judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied, thus resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses. We believe the following critical accounting policies govern the significant judgments and estimates used in the preparation of our financial statements, which should be read in conjunction with the more complete discussion of our accounting policies and procedures included in Note 2 — Summary of Significant Accounting Policies. We consider our critical accounting policies to be the following:

•	Allocation of Purchase Price of Real Estate Assets; and

•	Recoverability of Real Estate Assets.
A complete description of such policies and our considerations is contained in the Registration Statement, and our critical accounting policies have not changed from September 22, 2016 to September 30, 2016. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with our audited consolidated balance sheet as of December 31, 2015 and related notes thereto, which is contained in the Registration Statement.
Related-Party Transactions and Agreements
We have entered into agreements with CCI III Advisors and its affiliates, whereby we agree to pay certain fees to, or reimburse certain expenses of, CCI III Advisors or its affiliates, such as acquisition and advisory fees and expenses, organization and offering costs, selling commissions, dealer manager fees and expenses, distribution and stockholder servicing fees, leasing fees and reimbursement of certain operating costs. See Note 7 — Related-Party Transactions and Arrangements to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q for a discussion of the various related-party transactions, agreements and fees.
Conflicts of Interest
Affiliates of CCI III Advisors act as an advisor to, and our chief financial officer and our chief executive officer act as executive officers and/or directors of, Cole Credit Property Trust IV, Inc., Cole Credit Property Trust V, Inc., Cole Office & Industrial REIT (CCIT II), Inc., Cole Real Estate Income Strategy (Daily NAV), Inc., and/or other real estate offerings in registration, all of which are REITs offered, distributed and/or managed by affiliates of CCI III Advisors. As such, there are conflicts of interest where CCI III Advisors or its affiliates, while serving in the capacity as sponsor, general partner, officer, director, key personnel and/or advisor for VEREIT or another real estate program sponsored by Cole Capital, including other real estate offerings in registration, may be in conflict with us in connection with providing services to other real estate-related programs related to property acquisitions, property dispositions, and property management among others. The compensation arrangements between affiliates of CCI III Advisors and these other real estate programs sponsored by Cole Capital could influence the advice provided to us. See “Conflicts of Interest” included in the Registration Statement.
Off-Balance Sheet Arrangements
As of September 30, 2016 and December 31, 2015, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Market Risk
The market risk associated with financial instruments and derivative financial instruments is the risk of loss from adverse changes in market prices or interest rates. Our market risk arises primarily from interest rate risk relating to variable-rate borrowings. To meet our short and long-term liquidity requirements, we borrow funds at a combination of fixed and variable rates. Our interest rate risk management objectives are to limit the impact of interest rate changes in earnings and cash flows and to manage our overall borrowing costs. To achieve these objectives, from time to time, we may enter into interest rate hedge contracts such as swaps, collars and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. We would not hold or issue these derivative contracts for trading or speculative purposes. We do not have any foreign operations and thus we are not exposed to foreign currency fluctuations.
In connection with the acquisition of our properties, we have obtained variable rate debt financing and are therefore exposed to changes in LIBOR. As of September 30, 2016, we had an aggregate of $32.3 million of variable rate debt outstanding under the Subordinate Promissory Note and the Credit Facility, and a change of 50 basis points in interest rates would result in a change in interest expense of $162,000 per annum. In the future, we may obtain additional variable rate debt financing to fund certain property acquisitions and may be further exposed to interest rate changes. Our objectives in managing interest rate risks will be to limit the impact of interest rate changes on operations and cash flows and to lower overall borrowing costs. To achieve these objectives, we expect to borrow primarily at interest rates with the lowest margins available and, in some cases, with the ability to convert variable rates to fixed rates.
Credit Risk
Concentrations of credit risk arise when a number of tenants are engaged in similar business activities, or activities in the same geographic region, or have similar economic features that would cause their ability to meet contractual obligations, including those to the Company, to be similarly affected by changes in economic conditions. We have one tenant and are subject to tenant, geographic and industry concentrations and will be subject to such concentrations as we grow our portfolio. Any downturn of the economic conditions in our current tenant or in one or more of our future tenants, states or industries could result in a material reduction of our cash flows or material losses to us.
The factors considered in determining the credit risk of our current tenant and future tenants include, but are not limited to: payment history; credit status and change in status (credit ratings for public companies are used as a primary metric); change in tenant space needs (i.e., expansion/downsize); tenant financial performance; economic conditions in a specific geographic region; and industry specific credit considerations. We believe that the credit risk of our portfolio is reduced by the high quality of our existing tenant, reviews of prospective tenants’ risk profiles prior to lease execution and consistent monitoring of our portfolio to identify potential problems with our current or future tenants.
Item 4.Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms, and that such information is accumulated and communicated to us, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, we recognize that no controls and procedures, no matter how well designed and operated, can provide absolute assurance of achieving the desired control objectives.
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of September 30, 2016 was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of September 30, 2016, were effective at a reasonable assurance level.
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
In the ordinary course of business we may become subject to litigation or claims. We are not aware of any material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we are a party or to which our properties are the subject.

Item 1A.	Risk Factors
There have been no material changes from the risk factors set forth in the Registration Statement.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
On July 14, 2014, we sold 8,000 shares of common stock, at $25.00 per share, to VEREIT, the indirect owner of our advisor and dealer manager. On September 22, 2016, our Registration Statement on Form S-11 (Registration No. 333-209128) for the offering of up to $2.5 billion in shares of common stock in the primary portion of the Offering, consisting of two classes of shares, Class A Shares at a price of $10.00 per share (up to $1.25 billion in shares) and Class T Shares at a price of $9.57 per share (up to $1.25 billion in shares), subject to reduction in certain circumstances, was declared effective under the Securities Act. The Registration Statement also covers the offering of up to $1.0 billion in shares of common stock pursuant to a distribution reinvestment plan, under which stockholders may elect to have distributions reinvested in additional shares at a price of $9.10 per share for both Class A Shares and Class T Shares, assuming a $10.00 per Class A Share primary offering price and a $9.57 per Class T Share primary offering price.
On September 22, 2016, we satisfied the conditions of the escrow agreement regarding the minimum offering amount under the Offering and issued 274,725 Class A Shares to VEREIT OP, resulting in gross proceeds of $2.5 million, and commenced principal operations.
As of September 30, 2016, we had issued 274,725 shares of our common stock in the Offering for gross offering proceeds of $2.5 million. With the net offering proceeds and additional indebtedness, we acquired $32.8 million in real estate assets and incurred acquisition costs of $755,000. As of November 7, 2016, we have sold 274,725 Class A Shares and no Class T Shares in the Offering for gross offering proceeds of $2.5 million.
Repurchase of Shares
None.
Unregistered Sales of Equity Securities
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits
The exhibits listed on the Exhibit Index (following the signature section of this Quarterly Report on Form 10-Q) are included herewith, or incorporated herein by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cole Office & Industrial REIT (CCIT III), Inc.
(Registrant)

By:	/s/ Nathan D. DeBacker
Name:	Nathan D. DeBacker
Title:	Chief Financial Officer and Treasurer
(Principal Financial Officer)
Date: November 10, 2016

EXHIBIT INDEX
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description

3.1
Articles of Amendment and Restatement of Cole Office & Industrial REIT (CCIT III), Inc. dated July 15, 2016 (Incorporated by reference to Exhibit 3.1 to the Company’s Pre-effective Amendment No. 2 to Form S-11 (File No. 333-209128), filed on July 18, 2016).

3.2	Bylaws of Cole Office & Industrial REIT (CCIT III), Inc. (Incorporated by reference to Exhibit 3.3 to the Company’s Form S-11 (File No. 333-209128), filed on January 26, 2016).
4.1
Form of Initial Subscription Agreement (Incorporated by reference to Appendix B to Supplement No. 2 to the Company’s Prospectus filed pursuant to Rule 424(b)(3) (File No. 333-209128), filed on October 19, 2016).

4.2
Form of Additional Subscription Agreement (Incorporated by reference to Appendix C to Supplement No. 2 the Company’s Prospectus filed pursuant to Rule 424(b)(3) (File No. 333-209128), filed on October 19, 2016).

10.1*	Dealer Manager Agreement between Cole Office & Industrial REIT (CCIT III), Inc. and Cole Capital Corporation.
10.2*	Advisory Agreement by and between Cole Office & Industrial REIT (CCIT III), Inc. and Cole Corporate Income Advisors III, LLC.
10.3*	Agreement of Limited Partnership of Cole Corporate Income Operating Partnership III, LP, by and between Cole Office & Industrial REIT (CCIT III), Inc. and the limited partners thereto.
10.4	Distribution Reinvestment Plan (Incorporated by reference to Appendix D to the Company’s Prospectus pursuant to Rule 424(b)(3) (File No. 333-209128), filed September 22, 2016).
10.5*	Escrow Agreement by and among Cole Office & Industrial REIT (CCIT III), Inc., Cole Capital Corporation and UMB Bank, N.A. dated September 22, 2016.
10.6
Purchase Agreement, as amended, by and between VEREIT Acquisitions, LLC and Acquiport Milford LLC, dated June 27, 2016, pursuant to a separate Assignment of Purchase Agreement dated September 22, 2016 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 333-209128), filed on September 27, 2016).

10.7
Assignment of Purchase Agreement, by and between VEREIT Acquisitions, LLC and VEREIT OFC Milford OH, LLC dated September 22, 2016 (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K (File No. 333-209128), filed on September 27, 2016).

10.8
First Amendment to Purchase Agreement, dated July 15, 2016, by and between VEREIT Acquisitions, LLC and Acquiport Milford LLC (Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K (File No. 333-209128), filed on September 27, 2016).

10.9
Second Amendment to Purchase Agreement, dated July 19, 2016, by and between VEREIT Acquisitions, LLC and Acquiport Milford LLC (Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K (File No. 333-209128), filed on September 27, 2016).

10.10
Third Amendment to Purchase Agreement, dated July 20, 2016, by and between VEREIT Acquisitions, LLC and Acquiport Milford LLC (Incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K (File No. 333-209128), filed on September 27, 2016).

10.11
Credit Agreement, dated September 23, 2016, by and between Cole Corporate Income Operating Partnership III, LP, JPMorgan Chase Bank, N.A. as joint lead arranger, bookrunner, administrative agent, letter of credit issuer, and a lender, and KeyBank, National Association as joint lead arranger, syndication agent, and a lender (Incorporated by reference to Exhibit 10.6 to the Company’s Form 8-K (File No. 333-209128), filed on September 27, 2016).

10.12
Subordinate Promissory Note, dated September 23, 2016, by and between VEREIT Operating Partnership, LP and Cole Corporate Income Operating Partnership III, LP (Incorporated by reference to Exhibit 10.7 to the Company’s Form 8-K (File No. 333-209128), filed on September 27, 2016).

31.1*	Certifications of the Principal Executive Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications of the Principal Financial Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**
Certifications of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description

101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
______________________

*	Filed herewith.
**
In accordance with Item 601(b)(32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.