Form 10-K
period 2016-12-31
Cole Office & Industrial REIT (CCIT III), Inc.
filed 2017-03-28
CIK 1614976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission file number 333-209128 (1933 Act)
 COLE OFFICE & INDUSTRIAL REIT (CCIT III), INC.
(Exact name of registrant as specified in its charter)

Maryland	47-0983661
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
2325 East Camelback Road, Suite 1100 Phoenix, Arizona 85016 (Address of principal executive offices; zip code)	(602) 778-8700 (Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
None	None
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Annual Report on Form 10-K or any amendment to this Annual Report on Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one.)
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒ Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
There is no established market for the registrant’s shares of common stock. On September 22, 2016, the registrant commenced its initial public offering of its shares of common stock pursuant to a Registration Statement on Form S-11. In its initial public offering, the registrant is selling shares of its Class A common stock for $10.00 per share and shares of its Class T common stock for $9.57 per share, with discounts available for certain categories of purchasers. No common stock was held by non-affiliates as of June 30, 2016.
As of March 23, 2017, there were approximately 633,015 shares of Class A common stock, and 50,845 shares of Class T common stock, par value $0.01 each, of Cole Office &Industrial REIT (CCIT III), Inc. outstanding.
Documents Incorporated by Reference:
The Registrant incorporates by reference portions of the Cole Office & Industrial REIT (CCIT III), Inc. Definitive Proxy Statement for the 2017 Annual Meeting of Stockholders (into Items 10, 11, 12, 13 and 14 of Part III).

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements contained in this Annual Report on Form 10-K of Cole Office & Industrial REIT (CCIT III), Inc., other than historical facts, may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend for all such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act, as applicable by law. Such statements include, in particular, statements about our plans, strategies, and prospects and are subject to certain risks and uncertainties, as well as known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “would,” “could,” “should,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. We caution readers not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date this Annual Report on Form 10-K is filed with the Securities and Exchange Commission (the “SEC”). Additionally, we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results.
The following are some, but not all, of the assumptions, risks, uncertainties and other factors that could cause our actual results to differ materially from those presented in our forward-looking statements:

•	We may be unable to renew leases, lease vacant space or re-lease space as leases expire on favorable terms or at all.

•	We are subject to risks associated with tenant, geographic and industry concentrations with respect to our property.

•	Our property, intangible assets and other assets may be subject to impairment charges.

•	We could be subject to unexpected costs or unexpected liabilities that may arise from potential dispositions and may be unable to dispose of properties on advantageous terms.

•
We are subject to competition in the acquisition and disposition of properties and in the leasing of our property and we may be unable to acquire, dispose of, or lease properties on advantageous terms.

•	We could be subject to risks associated with bankruptcies or insolvencies of tenants or from tenant defaults generally.

•	We have substantial indebtedness, which may affect our ability to pay distributions, and expose us to interest rate fluctuation risk and the risk of default under our debt obligations.

•	We may be affected by the incurrence of additional secured or unsecured debt.

•	We may not be able to achieve profitability.

•	We may not generate cash flows sufficient to pay our distributions to stockholders or meet our debt service obligations.

•	We may be affected by risks resulting from losses in excess of insured limits.

•	We may fail to qualify as a real estate investment trust (“REIT”) for U.S. federal income tax purposes.

•
Our sponsor may be unable to fully reestablish the financial network which previously supported Cole Capital sponsored REITs and/or regain the prior level of transaction and capital raising volume achieved by Cole REITs.

•	We are subject to risks that may affect capital raising volume as a result of increased regulatory changes.

•	Our advisor has the right to terminate the advisory agreement upon 60 days’ written notice without cause or penalty.
All forward-looking statements should be read in light of the risks identified in Part I, Item 1A. Risk Factors within this Annual Report on Form 10-K.

Definitions
We use certain defined terms throughout this Annual Report on Form 10-K that have the following meanings:
The phrase “annualized rental income” refers to the straight-line rental revenue under our leases on operating properties owned as of the respective reporting date, which includes the effect of rent escalations and any tenant concessions, such as free rent, and excludes any bad debt allowances and any contingent rent, such as percentage rent. Management uses annualized rental income as a basis for tenant, industry and geographic concentrations and other metrics within the portfolio. Annualized rental income is not indicative of future performance.
Under a “net lease,” the tenant occupying the leased property (usually as a single tenant) does so in much the same manner as if the tenant were the owner of the property. There are various forms of net leases, most typically classified as triple-net or double-net. Triple-net leases typically require the tenant to pay all expenses associated with the property (e.g., real estate taxes, insurance, maintenance and repairs). Double-net leases typically require that the tenant pay all operating expenses associated with the property (e.g., real estate taxes, insurance and maintenance), but excludes some or all major repairs (e.g., roof, structure and parking lot).

PART I

ITEM 1.	BUSINESS
Formation
Cole Office & Industrial REIT (CCIT III), Inc. (the “Company,” “we,” “our,” or “us”) is a Maryland corporation, incorporated on May 22, 2014, and intends to qualify and elect to be taxed as a REIT for U.S. federal income tax purposes beginning with our taxable year ending December 31, 2017, as we did not meet all of the criteria under the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), to qualify as a REIT for our taxable year ended December 31, 2016. We are the sole general partner of, and own, directly or indirectly, 100% of the partnership interests in Cole Corporate Income Operating Partnership III, LP, a Delaware limited partnership (“CCI III OP”). We are externally managed by Cole Corporate Income Advisors III, LLC, a Delaware limited liability company (“CCI III Advisors”), an affiliate of the Company’s sponsor, Cole Capital®, which is a trade name used to refer to a group of affiliated entities directly or indirectly controlled by VEREIT, Inc. (“VEREIT”), a widely held public company whose shares of common stock are listed on the New York Stock Exchange (NYSE: VER). VEREIT indirectly owns and/or controls our external advisor, CCI III Advisors, our dealer manager, Cole Capital Corporation (“CCC”), our property manager, CREI Advisors, LLC (“CREI Advisors”), and our sponsor, Cole Capital.
Cole Capital has sponsored various real estate investment programs. CCI III Advisors, pursuant to an advisory agreement with us, is responsible for managing our affairs on a day-to-day basis and for identifying and making acquisitions and investments on our behalf. Pursuant to the advisory agreement, CCI III Advisors has fiduciary obligations to us and our stockholders. Our charter provides that our independent directors are responsible for reviewing the performance of CCI III Advisors and determining whether the compensation paid to CCI III Advisors and its affiliates is reasonable. The advisory agreement with CCI III Advisors is for a one-year term and is reconsidered on an annual basis by our board of directors.
Pursuant to a Registration Statement on Form S-11 (Registration No. 333-209128) filed with the SEC under the Securities Act and declared effective by the SEC on September 22, 2016, we commenced our initial public offering on a “best efforts” basis, offering up to a maximum of $3.5 billion in shares of common stock (the “Offering”). Pursuant to the Offering, we are offering up to $2.5 billion in shares of our common stock pursuant to the primary offering, consisting of two classes of shares: Class A common stock (“Class A Shares”) at a price of $10.00 per share (up to $1.25 billion in shares) and Class T common stock (“Class T Shares”) at a price of $9.57 per share (up to $1.25 billion in shares). Pursuant to the Offering, we are also offering up to $1.0 billion in shares of our common stock pursuant to the distribution reinvestment plan (the “DRIP”) under which our stockholders may elect to have distributions reinvested in additional shares at a purchase price during the Offering equal to the per share primary offering price net of selling commissions and dealer manager fees, or $9.10 per share for both Class A Shares and Class T Shares, assuming a $10.00 per Class A Share primary offering price and a $9.57 per Class T Share primary offering price. Pursuant to the DRIP, distributions on Class A Shares are reinvested in Class A Shares and distributions in Class T Shares are reinvested in Class T Shares.
We were initially capitalized on July 14, 2014 when VEREIT Operating Partnership, L.P. (“VEREIT OP”), an affiliate of Cole Capital and the operating partnership of VEREIT, acquired 8,000 shares of common stock (later designated as Class A Shares) for $200,000. Effective as of December 30, 2015, we effected a stock split, whereby every one share of our common stock issued and outstanding was split into two and one-half shares of common stock, resulting in 20,000 Class A Shares of common stock issued and outstanding as of such date. On September 22, 2016, VEREIT OP deposited $2.5 million for the purchase of shares of common stock in the Offering into escrow. As a result, we satisfied the conditions of our minimum offering amount and, on September 22, 2016, we broke escrow and issued the initial 274,275 Class A Shares of common stock in the Offering, resulting in gross proceeds of $2.5 million and commencement of principal operations. We have special escrow provisions for residents of Pennsylvania and Washington which have not been satisfied as of December 31, 2016 and, therefore, subscriptions from residents of Pennsylvania and Washington will be held in escrow until we have received aggregate subscriptions of at least $125.0 million and $20.0 million, respectively. Pursuant to our charter, VEREIT OP is prohibited from selling the 20,000 Class A Shares that represent the initial investment in us for so long as Cole Capital remains our sponsor; provided, however, that VEREIT OP may transfer ownership of all or a portion of these 20,000 Class A Shares to other affiliates of our sponsor.
As of December 31, 2016, we had issued approximately 320,000 shares of common stock in the Offering for gross offering proceeds of $2.9 million ($2.9 million in Class A Shares and $50,000 in Class T Shares) before organization and offering costs, selling commissions and dealer manager fees of $61,000. In addition, we paid distribution and stockholder servicing fees for Class T Shares sold in the primary portion of the Offering of $16 and accrued an estimated liability for future distribution and stockholder servicing fees payable of $2,000.

As of March 23, 2017, we had issued approximately 683,860 shares of common stock in the Offering for gross offering proceeds of $6.3 million ($5.8 million in Class A Shares and $490,000 in Class T Shares) including shares issued pursuant to the DRIP.
We have used, and intend to continue using, substantially all of the net proceeds from the Offering to acquire and operate a diversified portfolio of commercial real estate investments primarily consisting of single-tenant, income-producing necessity office and industrial properties, which are leased to creditworthy tenants under long-term leases, including distribution facilities, warehouses, manufacturing plants and corporate or regional headquarters in strategic locations. We expect that most of our properties will be subject to “net” leases, whereby the tenant will be primarily responsible for the property’s cost of repairs, maintenance, property taxes, utilities, insurance and other operating costs. As of December 31, 2016, we owned one office property, located in Ohio and leased to Siemens Corporation, comprising approximately 221,000 rentable square feet of income-producing necessity corporate office property, which was 100% leased.
Investment Objectives and Policies
Our primary investment objectives are:

•	to acquire necessity office and industrial properties, net leased under long-term leases to creditworthy tenants, which provide current operating cash flow;

•	to provide reasonably stable, current income for stockholders through the payment of cash distributions; and

•	to provide the opportunity to participate in capital appreciation in the value of our investments.
Our charter requires that our independent directors review our investment policies, described below, at least annually to determine that our policies are in the best interests of our stockholders. Except to the extent that investment policies and limitations are included in our charter, our board of directors may revise our investment policies without the approval of our stockholders. Investment policies that are provided in our charter may only be amended by a vote of stockholders holding a majority of our outstanding shares, unless the amendments do not adversely affect the rights, preferences and privileges of our stockholders.
Acquisition and Investment Policies
Types of Investments
We invest primarily in single-tenant, income-producing necessity office and industrial properties, which are leased to creditworthy tenants under long-term net leases, strategically located throughout the United States. We consider necessity properties to be properties that are essential to the operation of the tenant’s business, typically due to one or more of the following factors:
•difficulty of replacement or prohibitive cost to relocate;
•sole or major location for its distribution or office operations;
•proximity to its distribution, manufacturing, research facilities or customer base;
•lower labor, transportation and/or operating costs;
•more stable labor force;
•optimal access to transportation networks that enable efficient distribution; and/or

•
significant amount of tenant-funded capital improvements, such as customized computer systems and information technology infrastructure, racking and sorting systems, and cooling or refrigeration systems.

For example, distribution facilities, warehouses, manufacturing plants and corporate or regional headquarters are often considered to be necessity properties if the properties are in strategic locations, are difficult to replace, or have other attributes, such as those mentioned above, that would make a tenant’s relocation difficult and/or costly. We believe that necessity properties provide a relatively greater level of stability than other property types because they typically involve long-term leases and experience relatively low tenant turnover. We also believe that, as a result of recent and ongoing business developments, such as the role of the internet in the distribution of products, globalization of importing and exporting products and consolidation of businesses requiring office buildings to accommodate a single tenant, there is, and we expect there will continue to be, increasing demand by commercial tenants for necessity office and industrial properties.
For over three decades, our sponsor has developed and utilized a conservative investment approach that focuses on single-tenant commercial properties, which are leased to creditworthy tenants, subject to long-term “net” leases. Our sponsor has used this investment strategy primarily in the retail sector and, in recent years, within the office and industrial sector. We expect that our sponsor’s prior experience in applying this conservative and disciplined investment strategy in both the retail and corporate sectors will provide us with a competitive advantage, as our advisor, an affiliate of our sponsor, acquires and manages, on our behalf, a portfolio of necessity office and industrial properties. In addition, our sponsor has built an organization of approximately 350 employees, who are experienced in the various aspects of acquiring, financing and managing commercial real estate, and we believe that our access to these resources will also provide us with a competitive advantage.
We expect to invest in recently constructed, high quality industrial properties that are of necessity to a single principal tenant, subject to a long-term net lease, and used for purposes such as warehousing, distribution, light manufacturing, research and development, or industrial flex facilities. We also expect that our portfolio will include recently constructed, high quality, low-, mid- or high-rise office buildings that are of necessity to a principal tenant, subject to a long-term net lease, and used for purposes such as a corporate, regional or product-specific headquarters. It is our present intention to hold substantially all of the properties that we acquire for a period of more than seven years.
We also expect that some of our office and industrial properties will be multi-tenant properties, anchored by one or more principal tenants, who are creditworthy and subject to long-term net leases. We expect that, from time to time, we may invest in corporate development projects, designed to construct an income-producing office or industrial property to serve one or more creditworthy tenants. Our goal is to acquire a portfolio of properties that are diversified by way of location and industry, in order to minimize the potential adverse impact of economic slow-downs or downturns in local markets or a specific industry.
There is no limitation on the number, size or type of properties that we may acquire, or on the percentage of net proceeds of the Offering that may be invested in a single property. The number and mix of properties comprising our portfolio will depend upon real estate market conditions and other circumstances existing at the time we acquire properties, and the amount of proceeds we raise in the Offering. We are not restricted to investments in office and industrial properties. We will not forgo a high quality investment because it does not precisely fit our expected portfolio composition. See “— Other Possible Investments” below for a description of other types of real estate and real estate-related investments we may make.
We incur debt to acquire properties when CCI III Advisors determines that incurring such debt is in our best interests and in the best interests of our stockholders. In addition, from time to time, we may acquire some properties without financing and later incur mortgage debt secured by one or more of such properties if favorable financing terms are available. We use the proceeds from these loans to acquire additional properties. See “— Borrowing Policies” below for a more detailed description of our borrowing intentions and limitations.
Real Estate Underwriting Process
In evaluating potential property acquisitions consistent with our investment objectives, CCI III Advisors applies a well-established underwriting process to determine the creditworthiness of potential tenants. Similarly, CCI III Advisors will apply credit underwriting criteria to possible new tenants when we are leasing properties in our portfolio. Many of the tenants of our properties will be creditworthy entities having high net worth and operating income. CCI III Advisors’ underwriting process includes analyzing the financial data and other available information about the tenant, such as income statements, balance sheets, net worth, cash flow, business plans, data provided by industry credit rating services, and/or other information CCI III Advisors may deem relevant. Generally, these tenants must have a proven track record in order to meet the credit tests applied by CCI III Advisors. In addition, we may obtain guarantees of leases by the corporate parent of the tenant, in which case CCI III Advisors will analyze the creditworthiness of the guarantor. In many instances, especially in sale-leaseback situations where we are acquiring a property from a company and simultaneously leasing it back to the company under a long-term lease, we will meet with the tenant’s senior management to discuss the company’s business plan and strategy.
When using debt rating agencies, a tenant typically will be considered creditworthy when the tenant has an “investment grade” debt rating by Moody’s Investors Service (“Moody’s”) of Baa3 or better, credit rating by Standard & Poor’s Financial Services LLC (“Standard & Poor’s”) of BBB- or better, or its payments are guaranteed by a company with such rating. Changes in tenant credit ratings, coupled with future acquisition and disposition activity, may increase or decrease our concentration of creditworthy tenants in the future.
Moody’s ratings are forward-looking opinions of future relative creditworthiness, which consider, but are not limited to, franchise value, financial statement analysis and management quality. The rating given to a debt obligation describes the level of risk associated with receiving full and timely payment of principal and interest on that specific debt obligation and how that risk compares with that of all other debt obligations. The rating, therefore, provides one measure of the ability of a company to generate cash in the future.
A Moody’s debt rating of Baa3, which is the lowest investment grade rating given by Moody’s, is assigned to companies which, in Moody’s opinion, are subject to moderate credit risk and as such may possess certain speculative characteristics. A

Moody’s debt rating of AAA, which is the highest investment grade rating given by Moody’s, is assigned to companies which, in Moody’s opinion, are of the highest quality and subject to the lowest level of credit risk.
Standard & Poor’s assigns a credit rating to companies and to each issuance or class of debt issued by a rated company. A Standard & Poor’s credit rating of BBB-, which is the lowest investment grade rating given by Standard & Poor’s, is assigned to companies that, in Standard & Poor’s opinion, exhibit adequate protection parameters. However, adverse economic conditions or changing circumstances are more likely to lead to a weakened capacity of the company to meet its financial commitments. A Standard & Poor’s credit rating of AAA+, which is the highest investment grade rating given by Standard & Poor’s, is assigned to companies that, in Standard & Poor’s opinion, have extremely strong capacities to meet their financial commitments.
While we will utilize ratings by Moody’s and Standard & Poor’s as one factor in determining whether a tenant is creditworthy, CCI III Advisors will also consider other factors in determining whether a tenant is creditworthy for the purpose of meeting our investment objectives. CCI III Advisors’ underwriting process will also consider other information provided by third-party analytical services, such as Moody’s CreditEdge, along with CCI III Advisors’ own analysis of the financial condition of the tenant and/or the guarantor, the operating history of the property with the tenant, the tenant’s market share and track record within the tenant’s industry segment, the general health and outlook of the tenant’s industry segment, the strength of the tenant’s management team and the terms and length of the lease at the time of the acquisition.
Description of Leases
We expect, in most instances, to continue to acquire tenant properties with existing double-net or triple-net leases. “Net” leases means leases that typically require tenants to pay all or a majority of the operating expenses, including real estate taxes, special assessments and sales and use taxes, utilities, maintenance, insurance and building repairs related to the property, in addition to the lease payments. Triple-net leases typically require the tenant to pay all costs associated with a property in addition to the base rent and percentage rent, if any, including capital expenditures for the roof and the building structure. Double-net leases typically hold the landlord responsible for the capital expenditures for the roof and structure, while the tenant is responsible for all lease payments and remaining operating expenses associated with the property. We expect that double-net and triple-net leases will help ensure the predictability and stability of our expenses, which we believe will result in greater predictability and stability of our cash distributions to stockholders. Not all of our leases will be net leases. In respect of multi-tenant properties, we expect to have a variety of lease arrangements with the tenants of these properties. Since each lease is an individually negotiated contract between two or more parties, each lease will have different obligations of both the landlord and tenant. Many large national tenants have standard lease forms that generally do not vary from property to property. We will have limited ability to revise the terms of leases to those tenants. We may acquire properties subject to “gross” leases. “Gross” leases means leases that typically require the tenant to pay a flat rental amount and we would pay for all property charges regularly incurred as a result of our owning the property. When spaces in a property become vacant, existing leases expire, or we acquire properties under development or requiring substantial refurbishment or renovation, we anticipate entering into net leases.
We generally expect to enter into leases that have existing terms of ten years or more; however, certain leases may have a shorter term. We may acquire properties under which the lease term has partially expired. We also may acquire properties with shorter lease terms if the property is in an attractive location, if the property is difficult to replace, or if the property has other significant favorable real estate attributes. Under most commercial leases, tenants are obligated to pay a predetermined annual base rent. Some of the leases also contain provisions that increase the amount of base rent payable at points during the lease term. We expect that many of our leases will contain periodic rent increases. Generally, the leases will require each tenant to procure, at its own expense, commercial general liability insurance, as well as property insurance covering the building for the full replacement value and naming the ownership entity and the lender, if applicable, as the additional insured on the policy. Tenants will be required to provide proof of insurance by furnishing evidence of insurance to CCI III Advisors on an annual basis. The evidence of insurance will be tracked and reviewed for compliance by CCI III Advisors personnel responsible for property and risk management. As a precautionary measure, we may obtain, to the extent available, secondary liability insurance, as well as loss of rents insurance that cover one year of annual rent in the event of a rental loss.
Some leases may require that we procure insurance for both commercial general liability and property damage; however, generally the premiums are fully reimbursable from the tenant. In such instances, the policy will list us as the named insured and the tenant as the additional insured.
In general, if a lease is assigned or subleased, the original tenant remains fully liable under the lease unless we release that original tenant from its obligations.
We may enter into sale-leaseback transactions, pursuant to which we purchase properties and lease them back to the sellers of such properties. While we intend to use our best efforts to structure any such sale-leaseback transaction so that the lease will be characterized as a “true lease” and so that we are treated as the owner of the property for federal income tax purposes, the Internal Revenue Service (the “IRS”) could challenge this characterization. In the event that any sale-leaseback transaction is re-characterized as a financing transaction for federal income tax purposes, deductions for depreciation and cost recovery relating to such property would be disallowed, and in certain circumstances, we could lose our REIT status.
Investment Decisions
CCI III Advisors has substantial discretion with respect to the selection of our specific investments, subject to our investment and borrowing policies, which are approved by our board of directors. In pursuing our investment objectives and making investment decisions on our behalf, CCI III Advisors evaluates the proposed terms of the investment against all aspects of the transaction, including the condition and financial performance of the asset, the terms of existing leases and the creditworthiness of the tenant, and property location and characteristics. Because the factors considered, including the specific weight we place on each factor, vary for each potential investment, we do not, and are not able to, assign a specific weight or level of importance to any particular factor. CCI III Advisors procures and reviews an independent valuation estimate on each and every proposed investment. In addition, CCI III Advisors, to the extent such information is available, considers the following:
•tenant rolls and tenant creditworthiness;
•a property condition report;
•unit level store performance;
•property location, visibility and access;
•age of the property, physical condition and curb appeal;
•neighboring property uses;
•local market conditions including vacancy rates and market rents;
•area demographics, including trade area population and average household income;
•neighborhood growth patterns and economic conditions; and

•
lease terms, including length of lease term, scope of landlord responsibilities, presence and frequency of contractual rental increases, renewal option provisions, exclusive and permitted use provisions, co-tenancy requirements and termination options.

CCI III Advisors also reviews the terms of each existing lease by considering various factors, including:
•rent escalations;
•remaining lease term;
•renewal option terms;
•tenant purchase options;
•termination options;
•scope of the landlord’s maintenance, repair and replacement requirements;
•projected net cash flow yield; and
•projected internal rates of return.
Our board of directors has adopted a policy to prohibit acquisitions from affiliates of CCI III Advisors unless a majority of our directors (including a majority of our independent directors) not otherwise interested in the transaction determine that the transaction is fair and reasonable to us and certain other conditions are met. See the section captioned “— Acquisition of Properties from Affiliates of CCI III Advisors” below.
Conditions to Closing Our Acquisitions
 Generally, we condition our obligation to close the purchase of any investment on the delivery and verification of certain documents from the seller or developer, including, where appropriate:
•plans and specifications;
•surveys;
•evidence of marketable title, subject to such liens and encumbrances as are acceptable to CCI III Advisors;
•financial statements covering recent operations of properties having operating histories;
•title and liability insurance policies; and

•estoppel certificates.
In addition, we will take such steps as we deem necessary with respect to potential environmental matters. See the section captioned “— Environmental Matters” below.
We may enter into purchase and sale arrangements with a seller or developer of a suitable property under development or construction. In such cases, we will be obligated to purchase the property at the completion of construction, provided that the construction conforms to definitive plans, specifications, and costs approved by us in advance. In such cases, prior to our acquiring the property, we generally would receive a certificate of an architect, engineer or other appropriate party, stating that the property complies with all plans and specifications. If renovation or remodeling is required prior to the purchase of a property, we expect to pay a negotiated maximum amount to the seller upon completion.
In determining whether to purchase a particular property, we may, in accordance with customary practices, obtain an option to purchase such property. The amount paid for an option, if any, normally is forfeited if the property is not purchased and credited against the purchase price if the property is purchased.
In the purchasing, leasing and developing of properties, we are subject to risks generally incident to the ownership of real estate. Refer to Part I, Item 1A. Risk Factors — General Risks Related to Investments in Real Estate included elsewhere in this Annual Report on Form 10-K.
Ownership Structure
Our investments in real estate generally take the form of holding fee title or a long-term leasehold estate. We expect to continue to acquire such interests either directly through our operating partnership or indirectly through limited liability companies, limited partnerships or other entities owned and/or controlled by us or our operating partnership. We may acquire properties by acquiring the entity that holds the desired properties. We also may acquire properties through investments in joint ventures, partnerships, co-tenancies or other co-ownership arrangements with third parties, including the developers of the properties or affiliates of CCI III Advisors. See the section captioned “— Joint Venture Investments” below.
Joint Venture Investments
We may enter into joint ventures, partnerships, co-tenancies and other co-ownership arrangements with affiliated entities of CCI III Advisors, including other real estate programs sponsored by our sponsor, or other affiliates of CCI III Advisors, and other third parties for the acquisition, development or improvement of properties or the acquisition of other real estate-related investments. We may also enter into such arrangements with real estate developers, owners and other unaffiliated third parties for the purpose of developing, owning and operating real properties. In determining whether to invest in a particular joint venture, CCI III Advisors will evaluate the underlying real property or other real estate-related investment using the same criteria described above in “— Investment Decisions” for the selection of our real property investments. CCI III Advisors also will evaluate the joint venture or co-ownership partner and the proposed terms of the joint venture or a co-ownership arrangement.
Our general policy is to invest in joint ventures only when we will have an option or contract to purchase, or a right of first refusal to purchase, the property held by the joint venture or the co-venturer’s interest in the joint venture if the co-venturer elects to sell such interest. In the event that the co-venturer elects to sell all or a portion of the interests held in any such joint venture, however, we may not have sufficient funds to exercise our right of first refusal to buy the other co-venturer’s interest in the joint venture. In the event that any joint venture with an affiliated entity holds interests in more than one asset, the interest in each such asset may be specially allocated between us and the joint venture partner based upon the respective proportion of funds deemed invested by each co-venturer in each such asset.
CCI III Advisors’ officers and key persons may have conflicts of interest in determining which program sponsored by Cole Capital should enter into any particular joint venture agreement. The co-venturer may have economic or business interests or goals that are or may become inconsistent with our business interests or goals. In addition, CCI III Advisors’ officers and key persons may face a conflict in structuring the terms of the relationship between our interests and the interest of any affiliated co-venturer and in managing the joint venture. Since some or all of CCI III Advisors’ officers and key persons may also advise the affiliated co-venturer, agreements and transactions between us and VEREIT or any other real estate programs sponsored by Cole Capital would not have the benefit of arm’s-length negotiation of the type normally conducted between unrelated co-venturers, which may result in the co-venturer receiving benefits greater than the benefits that we receive. In addition, we may assume liabilities related to the joint venture that exceed the percentage of our investment in the joint venture.
We may enter into joint ventures with VEREIT, other real estate programs sponsored by Cole Capital, CCI III Advisors, one or more of our directors, or any of their respective affiliates, but only if a majority of our directors (including a majority of our independent directors) not otherwise interested in the transaction approve the transaction as being fair and reasonable to us and on substantially the same terms and conditions as those received by unaffiliated joint venturers, and the cost of our investment must be supported by a current third-party appraisal of the asset.
Development and Construction of Properties
We may invest in properties on which improvements are to be constructed or completed or which require substantial renovation or refurbishment. We expect that joint ventures would be the exclusive vehicle through which we would invest in build-to-suit properties. Our general policy is to structure them as follows:

•
we may enter into a joint venture with third parties who have an executed lease with the developer who has an executed lease in place with the future tenant whereby we will provide a portion of the equity or debt financing;

•we would accrue a preferred return during construction on any equity investment;
•the properties would be developed by third parties; and

•
consistent with our general policy regarding joint venture investments, we would have an option or contract to purchase, or a right of first refusal to purchase, the property or the co-investor’s interest.

It is possible that joint venture partners may resist granting us a right of first refusal or may insist on a different methodology for unwinding the joint venture if one of the parties wishes to liquidate its interest.
In the event that we elect to engage in development or construction projects, in order to help ensure performance by the builders of properties that are under construction, completion of such properties will be guaranteed at the contracted price by a completion guaranty, completion bond or performance bond. CCI III Advisors may rely upon the substantial net worth of the contractor or developer or a personal guarantee accompanied by financial statements showing a substantial net worth provided by an affiliate of the person entering into the construction or development contract as an alternative to a completion bond or performance bond. Development of real estate properties is subject to risks relating to a builder’s ability to control construction costs or to build in conformity with plans, specifications and timetables. Refer to Part I, Item 1A. Risk Factors — General Risks Related to Investments in Real Estate included elsewhere in this Annual Report on Form 10-K.
We may make periodic progress payments or other cash advances to developers and builders of our properties prior to completion of construction, but only upon receipt of an architect’s certification as to the percentage of the project then completed and as to the dollar amount of the construction then completed. We intend to use such additional controls on disbursements to builders and developers as we deem necessary or prudent. We may directly employ one or more project managers, including CCI III Advisors or an affiliate of CCI III Advisors, to plan, supervise and implement the development of any unimproved properties that we may acquire. Such persons would be compensated directly by us or through an affiliate of CCI III Advisors and reimbursed by us. In either event, the compensation would reduce the amount of any construction fee, development fee or acquisition fee that we would otherwise pay to CCI III Advisors or its affiliate.
In addition, we may invest in unimproved properties, provided that we will not invest more than 10% of our total assets in unimproved properties or in mortgage loans secured by such properties. We will consider a property to be an unimproved property if it was not acquired for the purpose of producing rental or other operating cash flows, has no development or construction in process at the time of acquisition and no development or construction is planned to commence within one year of the acquisition.
Other Possible Investments
Although we have invested and expect to continue to invest primarily in real estate, our portfolio may also include other real estate-related investments, such as mortgage, mezzanine, bridge and other loans and securities related to real estate assets, frequently, but not necessarily always, in the corporate sector, to the extent such assets do not cause us to lose our REIT status or cause us to be an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”), or cause our advisor to have assets under management that could require our advisor to register as an investment adviser under the Investment Advisers Act of 1940, as amended. We may make adjustments to our target portfolio based on real estate market conditions and investment opportunities. Thus, to the extent that CCI III Advisors presents us with high quality investment opportunities that allow us to meet the REIT requirements under the Internal Revenue Code, and do not cause us, our operating partnership or any other subsidiaries to meet the definition of an “investment company” under the Investment Company Act, our portfolio composition may vary from what we initially expect. Our board of directors has broad discretion to change our investment policies in order for us to achieve our investment objectives.
Investing in and Originating Loans. The criteria that CCI III Advisors will use in making or investing in loans on our behalf are substantially the same as those involved in acquiring properties for our portfolio. We do not intend to make loans to other persons, to underwrite securities of other issuers or to engage in the purchase and sale of any types of investments other than those relating to real estate. However, unlike our property investments, which we expect to hold in excess of seven years, we expect that the average duration of loans will typically be one to five years.
We do not expect to make or invest in loans that are not directly or indirectly secured by real estate. We will not make or invest in mortgage loans on any one property if the aggregate amount of all mortgage loans outstanding on the property, including our loan, would exceed an amount equal to 85% of the appraised value of the property, as determined by an independent third-party appraiser, unless we find substantial justification due to other underwriting criteria. We may find such justification in connection with the purchase of loans in cases in which we believe there is a high probability of our foreclosure upon the property in order to acquire the underlying assets and in which the cost of the loan investment does not exceed the fair market value of the underlying property. We will not invest in or make loans unless an appraisal has been obtained concerning the underlying property, except for those loans insured or guaranteed by a government or government agency. In cases in which a majority of our independent directors so determine, and in the event the transaction is with our sponsor, CCI III Advisors, any of our directors or their respective affiliates, the appraisal will be obtained from a certified independent appraiser in order to support its determination of fair market value.
We may invest in first, second and third mortgage loans, mezzanine loans, bridge loans, wraparound mortgage loans, construction mortgage loans on real property and loans on leasehold interest mortgages. However, we will not make or invest in any loans that are subordinate to any mortgage or equity interest of CCI III Advisors or any of its or our affiliates. We also may invest in participations in mortgage loans. A mezzanine loan is a loan made in respect of certain real property but is secured by a lien on the ownership interests of the entity that, directly or indirectly, owns the real property. A bridge loan is short-term financing for an individual or business, until permanent or the next stage of financing can be obtained. Second mortgage and wraparound loans are secured by second or wraparound deeds of trust on real property that is already subject to prior mortgage indebtedness. A wraparound loan is one or more junior mortgage loans having a principal amount equal to the outstanding balance under the existing mortgage loan, plus the amount actually to be advanced under the wraparound mortgage loan. Under a wraparound loan, we would generally make principal and interest payments on behalf of the borrower to the holders of the prior mortgage loans. Third mortgage loans are secured by third deeds of trust on real property that is already subject to prior first and second mortgage indebtedness. Construction loans are loans made for either original development or renovation of property. Construction loans in which we would generally consider an investment would be secured by first deeds of trust on real property for terms of six months to two years. Loans on leasehold interests are secured by an assignment of the borrower’s leasehold interest in the particular real property. These loans are generally for terms of six months to 15 years. The leasehold interest loans are either amortized over a period that is shorter than the lease term or have a maturity date prior to the date the lease terminates. These loans would generally permit us to cure any default under the lease. Participations in mortgage loans are investments in partial interests of mortgages of the type described above that are made and administered by third-party mortgage lenders.
In evaluating prospective loan investments, CCI III Advisors will consider factors such as the following:
•the ratio of the investment amount to the underlying property’s value;
•the property’s potential for capital appreciation;
•expected levels of rental and occupancy rates;
•the condition and use of the property;
•current and projected cash flow of the property;
•potential for rent increases;
•the degree of liquidity of the investment;
•the property’s income-producing capacity;
•the quality, experience and creditworthiness of the borrower;
•general economic conditions in the area where the property is located;
•in the case of mezzanine loans, the ability to acquire the underlying real property; and
•other factors that CCI III Advisors believes are relevant.
In addition, we will seek to obtain a customary lender’s title insurance policy or commitment as to the priority of the mortgage or condition of the title. Because the factors considered, including the specific weight we place on each factor, will vary for each prospective loan investment, we do not, and are not able to, assign a specific weight or level of importance to any particular factor.
We may originate loans from mortgage brokers or personal solicitations of suitable borrowers, or may purchase existing loans that were originated by other lenders. CCI III Advisors will evaluate all potential loan investments to determine if the security for the loan and the loan-to-value ratio meets our investment criteria and objectives. Most loans that we will consider for investment would provide for monthly payments of interest and some may also provide for principal amortization, although many loans of the nature that we will consider provide for payments of interest only and a payment of principal in full at the end of the loan term. We will not originate loans with negative amortization provisions.
We do not have any policies directing the portion of our assets that may be invested in construction loans, mezzanine loans, bridge loans, loans secured by leasehold interests and second, third and wraparound mortgage loans. However, we recognize that these types of loans are more subject to risk than first deeds of trust or first priority mortgages on income-producing, fee-simple properties, and we expect to minimize the amount of these types of loans in our portfolio, to the extent that we make or invest in loans at all. CCI III Advisors will evaluate the fact that these types of loans are riskier in determining the rate of interest on the loans. We do not have any policy that limits the amount that we may invest in any single loan or the amount we may invest in loans to any one borrower. We are not limited as to the amount of gross offering proceeds that we may use to invest in or originate loans.
Our loan investments may be subject to regulation by federal, state and local authorities and subject to various laws and judicial and administrative decisions imposing various requirements and restrictions, including among other things, regulating credit granting activities, establishing maximum interest rates and finance charges, requiring disclosures to customers, governing secured transactions and setting collection, repossession and claims handling procedures and other trade practices. In addition, certain states have enacted legislation requiring the licensing of mortgage bankers or other lenders and these requirements may affect our ability to effectuate our proposed investments in loans. Commencement of operations in these or other jurisdictions may be dependent upon a finding of our financial responsibility, character and fitness. We may determine not to make loans in any jurisdiction in which the regulatory authority determines that we have not complied in all material respects with applicable requirements.
Investment in Other Real Estate-Related Securities. To the extent permitted by Section V.D.2 of the Statement of Policy Regarding Real Estate Investment Trusts adopted by the North American Securities Administrators Association (the “NASAA REIT Guidelines”), and subject to the limitations set forth in our prospectus and in our charter, we may invest in common and preferred real estate-related equity securities of both publicly traded and private real estate companies. Real estate-related equity securities are generally unsecured and also may be subordinated to other obligations of the issuer. Our investments in real estate-related equity securities will involve special risks relating to the particular issuer of the equity securities, including the financial condition and business outlook of the issuer.
We may also make investments in commercial mortgage backed securities (“CMBS”) to the extent permitted by the NASAA REIT Guidelines. CMBS are securities that evidence interests in, or are secured by, a single commercial mortgage loan or a pool of commercial mortgage loans. CMBS are generally pass-through certificates that represent beneficial ownership interests in common law trusts whose assets consist of defined portfolios of one or more commercial mortgage loans. They are typically issued in multiple tranches whereby the more senior classes are entitled to priority distributions from the trust’s income. Losses and other shortfalls from expected amounts to be received on the mortgage pool are borne by the most subordinate classes, which receive payments only after the more senior classes have received all principal and/or interest to which they are entitled. CMBS are subject to all of the risks of the underlying mortgage loans. We may invest in investment grade and non-investment grade CMBS classes. Our board of directors has adopted a policy to limit any investments in non-investment grade CMBS to not more than 10% of our total assets.
Borrowing Policies
CCI III Advisors believes that utilizing borrowings to make investments is consistent with our investment objective of maximizing the return to investors. By operating on a leveraged basis, we have more funds available for investment in properties. This allows us to make more investments than would otherwise be possible, potentially resulting in a more diversified portfolio.
At the same time, CCI III Advisors believes in utilizing leverage in a moderate fashion. While there is no limitation on the amount we may borrow against any single improved property, our charter limits our aggregate borrowings to 75% of the cost of our gross assets (or 300% of net assets) (before deducting depreciation or other non-cash reserves) unless excess borrowing is approved by a majority of the independent directors and disclosed to our stockholders in the next quarterly report along with the justification for such excess borrowing. Consistent with CCI III Advisors’ approach toward the moderate use of leverage, our board of directors has adopted a policy to further limit our borrowings to 60% of the greater of cost (before deducting depreciation or other non-cash reserves) or fair market value of our gross assets, unless excess borrowing is approved by a majority of the independent directors and disclosed to our stockholders in the next quarterly report along with a justification for such excess borrowing. A majority of our board of directors (including a majority of the independent directors) has determined that, as a general policy, borrowing in excess of 60% of the greater of cost (before deducting depreciation and other non-cash reserves) or fair market value of our gross assets is justified and in the best interests of us and our stockholders during our capital raising stage. During the year ended December 31, 2016, we obtained borrowings that caused our ratio of debt to total gross real estate assets to exceed the 60% limitation, consistent with the policy previously approved by our independent directors. As of December 31, 2016, our ratio of debt to the cost (before deducting deprecation or other non-cash reserves) of our gross assets was 98.6% (96.8% including adjustment to debt for cash and cash equivalents). Our independent directors believe that we are justified in exceeding these limitations on our borrowings during the period of the Offering, as we will be in the process of raising our equity capital to build our portfolio. We expect that higher debt levels during the offering stage will enable us to acquire properties earlier than we might otherwise be able to acquire them if we were to adhere to these debt levels, which could yield returns that are accretive to the portfolio. In addition, as we will be in the offering stage, more equity could be raised in the future to reduce the debt levels to within the limitations described herein.
After we have fully invested the net proceeds of the Offering, CCI III Advisors intends to target a leverage of 50% of the greater of cost (before deducting depreciation or other non-cash reserves) or fair market value of our gross assets.
CCI III Advisors will use its best efforts to obtain financing on the most favorable terms available to us. CCI III Advisors has substantial discretion with respect to the financing we obtain, subject to our borrowing policies, which have been approved by our board of directors. Under certain limited circumstances, lenders may have recourse to assets not securing the repayment of the indebtedness. CCI III Advisors may elect to refinance properties during the term of a loan, but we expect this would occur only in limited circumstances, such as when a decline in interest rates makes it beneficial to prepay an existing mortgage, when an existing mortgage matures or if an attractive investment becomes available and the proceeds from the refinancing can be used to purchase such investment. The benefits of the refinancing may include increased cash flow resulting from reduced debt service requirements and an increase in property ownership if some refinancing proceeds are reinvested in real estate.
Our ability to increase our diversification through borrowing may be adversely impacted if banks and other lending institutions reduce the amount of funds available for loans secured by real estate. When interest rates on mortgage loans are high or financing is otherwise unavailable on a timely basis, we may purchase properties for cash with the intention of obtaining a mortgage loan for a portion of the purchase price at a later time. To the extent that we do not obtain mortgage loans on our properties, our ability to acquire additional properties will be restricted and we may not be able to adequately diversify our portfolio. Refer to Part I, Item 1A. Risk Factors — Risk Associated with Debt Financing included elsewhere in this Annual Report on Form 10-K.
We may not borrow money from any of our directors, Cole Capital, CCI III Advisors or any of their affiliates unless such loan is approved by a majority of the directors (including a majority of the independent directors) not otherwise interested in the transaction as fair, competitive and commercially reasonable and no less favorable to us than a comparable loan between unaffiliated parties. During the year ended December 31, 2016, we entered into a $30.0 million subordinate promissory note with an affiliate of our advisor, with a maturity date of September 22, 2017 (the “Subordinate Promissory Note”), which had $10.3 million outstanding and $19.7 million available for borrowing as of December 31, 2016. Subsequent to December 31, 2016, we entered into a modification agreement, which extended the maturity date to September 30, 2018. The Subordinate Promissory Note and modification thereto were approved by a majority of the directors (including a majority of the independent directors) not otherwise interested in the transaction as being fair, competitive and commercially reasonable and no less favorable to us than a comparable loan between unaffiliated parties under the same circumstances.
Disposition Policies
We intend to hold each property we acquire for an extended period, generally in excess of seven years. Holding periods for other real estate-related investments may vary. Regardless of intended holding periods, circumstances might arise that could cause us to determine to sell an asset before the end of the expected holding period if we believe the sale of the asset would be in the best interests of our stockholders. The determination of whether a particular asset should be sold or otherwise disposed of will be made after consideration of relevant factors, including prevailing and projected economic conditions, current tenant rolls and tenant creditworthiness, whether we could apply the proceeds from the sale of the asset to make other investments, whether disposition of the asset would increase cash flow, and whether the sale of the asset would be a prohibited transaction under the Internal Revenue Code or otherwise impact our status as a REIT for federal income tax purposes. The selling price of a property that is net leased will be determined in large part by the amount of rent payable under the lease. If a tenant has a repurchase option at a formula price, we may be limited in realizing any appreciation. In connection with our sales of properties, we may lend the purchaser all or a portion of the purchase price. In these instances, our taxable income may exceed the cash received in the sale. As of December 31, 2016, we had not sold any properties.
Acquisition of Properties from Affiliates of CCI III Advisors
We may acquire properties or interests in properties from, or in co-ownership arrangements with, entities affiliated with CCI III Advisors, including properties acquired from affiliates of CCI III Advisors engaged in construction and development of commercial real properties. We will not acquire any property from an affiliate of CCI III Advisors unless a majority of our directors (including a majority of our independent directors) not otherwise interested in the transaction determine that the transaction is fair and reasonable to us. The purchase price that we will pay for any property we acquire from affiliates of CCI III Advisors, including property developed by an affiliate of CCI III Advisors as well as property held by such an affiliate that has already been developed, will not exceed the current appraised value of the property. In addition, the price of the property we acquire from an affiliate of CCI III Advisors may not exceed the cost of the property to the affiliate, unless a majority of our directors (including a majority of our independent directors) determine that substantial justification for the excess exists and the excess is reasonable. During the year ended December 31, 2016, we did not purchase any properties from affiliates of CCI III Advisors.
Conflicts of Interest
We are subject to various conflicts of interest arising out of our relationship with CCI III Advisors and its affiliates, including conflicts related to the arrangements pursuant to which we compensate CCI III Advisors and its affiliates. Certain conflict resolution procedures are set forth in our charter and disclosed in our prospectus with respect to the Offering.
Our officers and affiliates of CCI III Advisors will try to balance our interests with the interests of other real estate programs sponsored by Cole Capital to whom they owe duties. However, to the extent that these persons take actions that are more favorable to other entities than to us, these actions could have a negative impact on our financial performance and, consequently, on distributions to our stockholders and the value of their investments.
Our independent directors have an obligation to act on our behalf and on behalf of our stockholders in all situations in which a conflict of interest may arise.
We are subject to conflicts of interest arising out of our relationship with VEREIT, which also has investment objectives, targeted assets, and legal obligations similar to ours.
Interests in Other Real Estate Programs and Other Concurrent Offerings
Affiliates of CCI III Advisors act as an advisor to, and certain of our executive officers and one of our directors act as executive officers and/or directors of, Cole Credit Property Trust IV, Inc. (“CCPT IV”), Cole Credit Property Trust V, Inc. (“CCPT V”), Cole Office & Industrial REIT (CCIT II), Inc. (“CCIT II”) and/or Cole Real Estate Income Strategy (Daily NAV), Inc. (“Cole Income NAV Strategy”), all of which are public, non-listed REITs offered, distributed and/or managed by affiliates of CCI III Advisors. In addition, all of these REITs primarily focus on the acquisition and management of commercial properties subject to long-term net leases to creditworthy tenants and have acquired or may acquire assets similar to ours. VEREIT, CCPT IV and CCPT V focus primarily on the retail sector, while CCIT II focuses primarily on the office and industrial sectors and Cole Income NAV Strategy focuses primarily on commercial properties in the retail, office and industrial sectors. Nevertheless, the investment strategy used by each REIT would permit them to purchase certain properties that may also be suitable for our portfolio.
CCPT IV’s initial public offering of up to $2.975 billion in shares of common stock was declared effective by the SEC on January 26, 2012. CCIT II’s initial public offering of up to $2.975 billion in shares of common stock was declared effective by the SEC on September 17, 2013. CCPT IV and CCIT II are no longer offering shares for investment to the public as of the date of this Annual Report on Form 10-K. Cole Income NAV Strategy’s offerings of up to $4.0 billion in shares of common stock of three classes were declared effective by the SEC on December 6, 2011, August 26, 2013, and February 10, 2017. CCPT V’s initial public offering of up to $2.975 billion in shares of common stock was declared effective by the SEC on March 17, 2014.
VEREIT and other real estate programs sponsored by Cole Capital, whether or not currently existing, could compete with us in the sale or operation of our assets. We will seek to achieve any operating efficiencies or similar savings that may result from affiliated management of competitive assets. However, to the extent such programs own or acquire property that is adjacent, or in close proximity, to a property we own, our property may compete with such other program’s property for tenants or purchasers.
Property acquisitions are allocated among VEREIT and the real estate programs sponsored by Cole Capital pursuant to an asset allocation policy. Additionally, for programs sponsored by Cole Capital that commenced operations on or after March 5, 2013, VEREIT retains a right of first refusal for all opportunities to acquire real estate and real estate-related assets or portfolios with a purchase price greater than $100 million. This right of first refusal applies to us, CCIT II and CCPT V, but does not apply to CCPT IV or Cole Income NAV Strategy. In the event that an investment opportunity becomes available that may be suitable for both us and VEREIT or one or more other programs sponsored by Cole Capital, and for which more than one of such entities has sufficient uninvested funds, an allocation committee, which is comprised entirely of employees of our sponsor and its affiliates (the “Allocation Committee”), with oversight by the respective boards of directors, will examine the following factors, among others, in determining the entity for which the investment opportunity is most appropriate:

•the investment objective of each entity;
•the anticipated operating cash flows of each entity and the cash requirements of each entity;

•	the effect of the acquisition both on diversification of each entity’s investments by type of property, geographic area and tenant concentration;
•the amount of funds available to each program and the length of time such funds have been available for investment;
•the policy of each entity relating to leverage of properties;
•the income tax effects of the purchase to each entity; and
•the size of the investment.
If, in the judgment of the Allocation Committee, the investment opportunity may be equally appropriate for more than one program, then the entity that has had the longest period of time elapse since it was allocated an investment opportunity of a similar size and type (e.g., office, industrial, retail properties and anchored shopping centers) will be allocated such investment opportunity.
If a subsequent development, such as a delay in the closing of the acquisition or a delay in the construction of a property, causes any such investment, in the opinion of the Allocation Committee, to be more appropriate for an entity other than the entity that committed to make the investment, the Allocation Committee may determine that VEREIT or another program sponsored by Cole Capital will make the investment. Our board of directors has a duty to ensure that the method used for the allocation of the acquisition of properties by VEREIT or by other programs sponsored by Cole Capital seeking to acquire similar types of properties is applied fairly to us.
Although our board of directors has adopted a policy limiting the types of transactions that we may enter into with CCI III Advisors and its affiliates, including VEREIT and other real estate programs sponsored by Cole Capital, we may still enter into certain such transactions, which are subject to inherent conflicts of interest. Similarly, joint ventures involving affiliates of CCI III Advisors also give rise to conflicts of interest. In addition, our board of directors may encounter conflicts of interest in enforcing our rights against any affiliate of CCI III Advisors in the event of a default by or disagreement with an affiliate or in invoking powers, rights or options pursuant to any agreement between us and CCI III Advisors, any of its affiliates, VEREIT or another real estate program sponsored by Cole Capital.
Other Activities of CCI III Advisors and Its Affiliates
We rely on CCI III Advisors for the day-to-day operation of our business pursuant to an advisory agreement. As a result of the interests of members of its management in VEREIT and other real estate programs sponsored by Cole Capital and the fact that they have also engaged and will continue to engage in other business activities, CCI III Advisors and its officers, key persons and respective affiliates may have conflicts of interest in allocating their time between us, VEREIT and other real estate programs sponsored by Cole Capital and other activities in which they are involved. However, CCI III Advisors believes that it and its affiliates have sufficient personnel to discharge fully their responsibilities to all of the real estate programs sponsored by Cole Capital and other ventures in which they are involved.
In addition, certain of our executive officers also serve as officers and/or directors of CCI III Advisors, our dealer manager and/or other affiliated entities. As a result, these individuals owe duties to these other entities, as applicable, which may conflict with the duties that they owe to us and our stockholders.
Dealer Manager
Because CCC, our dealer manager, is an affiliate of CCI III Advisors, we did not have the benefit of an independent due diligence review and investigation of the type normally performed by an unaffiliated, independent underwriter in connection with the Offering.
Property Manager
Our property is, and we anticipate that the properties we acquire in the future will be, managed and leased by our property manager, CREI Advisors, an affiliate of CCI III Advisors, pursuant to property management and leasing agreements. We expect CREI Advisors to also serve as property manager for properties owned by other real estate programs sponsored by Cole Capital, some of which may be in competition with our current and future properties.

Receipt of Fees and Other Compensation by CCI III Advisors and Its Affiliates
We have incurred, and expect to continue to incur, commissions, fees and expenses payable to CCI III Advisors and affiliates in connection with the Offering and the acquisition and management of our assets, including selling commissions, dealer manager fees, distribution and stockholder servicing fees, acquisition and advisory fees, financing coordination fees, organization and offering expenses, acquisition expenses and operating expenses.
A transaction involving the purchase or sale of properties, or the purchase or sale of any other real estate-related investment, will likely result in the receipt of fees and other compensation by CCI III Advisors and its affiliates, including acquisition and advisory fees, financing coordination fees, disposition fees and/or the possibility of subordinated performance fees. Subject to oversight by our board of directors, CCI III Advisors will have considerable discretion with respect to all decisions relating to the terms and timing of all transactions. Therefore, CCI III Advisors may have conflicts of interest concerning certain actions taken on our behalf, particularly due to the fact that acquisition fees will generally be based on the cost of the investment and payable to CCI III Advisors and its affiliates regardless of the quality of the properties acquired. Similarly, until such time as our board of directors determines an estimated per share net asset value (“NAV”), the advisory fees will be based initially on the cost of our investments regardless of the quality of the properties acquired or services provided to us. Basing acquisition fees and advisory fees on the cost or estimated value of the investment may influence CCI III Advisors’ decisions relating to property acquisitions.
Employees
We have no direct employees. The employees of CCI III Advisors and its affiliates provide services to us related to acquisitions and dispositions, property management, asset management, financing, accounting, investor relations and administration. The employees of CCC, our dealer manager, provide wholesale brokerage services.
We are dependent on CCI III Advisors and its affiliates for services that are essential to us, including the sale of shares of our common stock, asset acquisition decisions, property management and other general administrative responsibilities. In the event that these companies are unable to provide these services to us, we would be required to obtain such services from other sources.
We reimburse CCI III Advisors and its affiliates for expenses incurred in connection with its provision of administrative, acquisition, property management, asset management, financing, accounting and investor relations services, including personnel costs, subject to certain limitations. During the year ended December 31, 2016, $125,000 was recorded for reimbursement of services provided by CCI III Advisors and its affiliates in connection with the acquisition and operation of our assets. In addition, during the year ended December 31, 2016, $32,000 was recorded for the reimbursement of certain third-party and personnel costs allocated in connection with the issuance of shares pursuant to the Offering. As we did not commence principal operations until September 22, 2016, we did not incur any fees during the period from May 22, 2014 (Date of Inception) to December 31, 2015.
Reportable Segment
We operate on a consolidated basis in our commercial properties segment. See Note 2 — Summary of Significant Accounting Policies to our consolidated financial statements in this Annual Report on Form 10-K.
Competition
As we purchase properties, we are in competition with other potential buyers for the same properties and may have to pay more to purchase the property than if there were no other potential acquirers, or we may have to locate another property that meets our investment criteria. Regarding the leasing efforts of our owned properties, the leasing of real estate is highly competitive in the current market, and we may experience competition for tenants from owners and managers of competing projects. As a result, we may have to provide free rent, incur charges for tenant improvements, or offer other inducements, or we might not be able to timely lease the space, all of which may have an adverse impact on our results of operations. At the time we elect to dispose of our properties, we may also be in competition with sellers of similar properties to locate suitable purchasers for our properties. See the section captioned “— Conflicts of Interest” above.
Property Concentrations
As of December 31, 2016, we owned one office property located in Ohio and leased to Siemens Corporation, comprising approximately 221,000 rentable square feet of income-producing necessity corporate office property, which was 100% leased.

Environmental Matters
All real property and the operations conducted on real property are subject to federal, state and local laws, ordinances and regulations relating to environmental protection and human health and safety. These laws and regulations generally govern wastewater discharges, air emissions, the operation and removal of underground and above-ground storage tanks, the use, storage, treatment, transportation and disposal of solid and hazardous materials, the presence and release of hazardous substances and the remediation of any associated contamination. Federal, state and local laws in this area are constantly evolving, and we intend to take commercially reasonable steps to protect ourselves from the impact of these laws. We carry environmental liability insurance on our properties that will provide limited coverage for remediation liability and/or pollution liability for third-party bodily injury and/or property damage claims for which we may be liable.
We generally will not purchase any property unless and until we also obtain what is generally referred to as a “Phase I” environmental site assessment and are generally satisfied with the environmental status of the property. However, we may purchase a property without obtaining such assessment if our advisor determines the assessment is not necessary because there exists a recent Phase I environmental site assessment that we deem satisfactory. A Phase I environmental site assessment generally consists of a visual survey of the building and the property in an attempt to identify areas of potential environmental concerns, visually observing neighboring properties to assess surface conditions or activities that may have an adverse environmental impact on the property, interviewing the key site manager and/or property owner, contacting local governmental agency personnel and performing an environmental regulatory database search in an attempt to determine any known environmental concerns in, and in the immediate vicinity of, the property. A Phase I environmental site assessment does not generally include any sampling or testing of soil, ground water or building materials from the property and may not reveal all environmental hazards on a property.
In the event the Phase I environmental site assessment uncovers potential environmental problems with a property, our advisor will determine whether we will pursue the investment opportunity and whether we will have a “Phase II” environmental site assessment performed. The factors we may consider in determining whether to conduct a Phase II environmental site assessment include, but are not limited to, (1) the types of operations conducted on the property and surrounding properties, (2) the time, duration and materials used during such operations, (3) the waste handling practices of any tenants or property owners, (4) the potential for hazardous substances to be released into the environment, (5) any history of environmental law violations on the subject property and surrounding property, (6) any documented environmental releases, (7) any observations from the consultant that conducted the Phase I environmental site assessment, and (8) whether any party (e.g., surrounding property owners, prior owners or tenants) may be responsible for addressing the environmental conditions. We will determine whether to conduct a Phase II environmental site assessment on a case by case basis.
We expect that some of the properties that we acquire may contain, at the time of our investment, or may have contained prior to our investment, storage tanks for the storage of petroleum products and other hazardous or toxic substances. All of these operations create a potential for the release of petroleum products or other hazardous or toxic substances. Some of the properties that we acquire may be adjacent to or near other properties that have contained or contain storage tanks used to store petroleum products or other hazardous or toxic substances. In addition, certain of the properties that we acquire may be on, or adjacent to or near other properties upon which others, including former owners or tenants of our properties, have engaged, or may in the future engage, in activities that may release petroleum products or other hazardous or toxic substances.
From time to time, we may acquire properties, or interests in properties, with known adverse environmental conditions where we believe that the environmental liabilities associated with these conditions are significant and quantifiable but that the acquisition will yield a superior risk-adjusted return. In such an instance, we will estimate the costs of environmental investigation, clean-up and monitoring in determining the purchase price. Further, in connection with property dispositions, we may agree to remain responsible for, and to bear the cost of, remediating or monitoring certain environmental conditions on the properties.
We are not aware of any environmental matters which we believe are reasonably likely to have a material effect on our results of operations, financial condition or liquidity.
Available Information
We electronically file our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports with the SEC. We have also filed registration statements, amendments to our registration statements, and/or supplements to our prospectus in connection with the Offering with the SEC. Copies of our filings with the SEC may be obtained from the SEC’s website, at http://www.sec.gov. Access to these filings is free of charge.

ITEM 1A.	RISK FACTORS
Investors should carefully consider the following factors, together with all the other information included in this Annual Report on Form 10-K, in evaluating the Company and our business. If any of the following risks actually occur, our business, financial condition and results of operations could be materially and adversely affected, and stockholders may lose all or part of their investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.
Risks Related to Our Business
We have a limited operating history. Further, we are considered to be a “blind pool,” as we currently have not identified all of the properties or real estate-related investments we intend to purchase. For this and other reasons, an investment in our shares is speculative.
We have a limited operating history, as we commenced principal operations on September 22, 2016. While we will provide our stockholders with information on a regular basis regarding our real estate investments after they are acquired, we will not provide our shareholders with a significant amount of information, if any, for our shareholders to evaluate our future investments prior to our making them. Since we currently have not identified all of the properties we intend to purchase, the Offering is considered to be a “blind pool” offering. Our shareholders will not be able to evaluate the economic merit of our future investments until after such investments have been made. As a result, an investment in our shares is speculative. We have established policies relating to the types of investments we will make and the creditworthiness of tenants of our properties, but our advisor has wide discretion in implementing these policies, subject to the oversight of our board of directors. Additionally, our advisor has discretion to determine the location, number and size of our investments and the percentage of net proceeds we may dedicate to a single investment.
Our stockholders should consider our prospects in light of the risks, uncertainties and difficulties frequently encountered by companies that are, like us, in their early stages of development. To be successful in this market, we and our advisor must, among other things:

•	identify and acquire investments that further our investment objectives;

•	increase awareness of the Cole Office & Industrial REIT (CCIT III), Inc. name within the investment products market;

•	expand and maintain our network of licensed broker-dealers and others who sell shares on our behalf and other agents;

•	rely on our advisor and its affiliates to attract, integrate, motivate and retain qualified personnel to manage our day-to-day operations;

•	respond to competition for our targeted real estate and other investments, as well as for potential investors;

•	rely on our advisor and its affiliates to continue to build and expand our operations structure to support our business; and

•	be continuously aware of, and interpret, marketing trends and conditions.
We may not succeed in achieving these goals, and our failure to do so could cause our stockholders to lose all or a portion of their investment.
An investment in our shares will have limited liquidity and we are not required, through our charter or otherwise, to provide for a liquidity event. There is no public trading market for our shares and there may never be one; therefore, it will be difficult for our stockholders to sell their shares. Our stockholders should view our shares only as a long-term investment.
There is no public market for our common stock and there may never be one. In addition, although we presently intend to consider alternatives for providing liquidity for our stockholders beginning five to seven years following the termination of our initial public offering, we do not have a fixed date or method for providing stockholders with liquidity. If our stockholders are able to find a buyer for their shares, our stockholders will likely have to sell them at a substantial discount to their purchase price. It also is likely that our stockholders’ shares would not be accepted as the primary collateral for a loan. Our stockholders should purchase our shares only as a long-term investment (generally, an investment horizon in excess of seven years) because of the generally illiquid nature of the shares.
Our stockholders are limited in their ability to sell their shares pursuant to our share redemption program and may have to hold their shares for an indefinite period of time.
Our share redemption program includes numerous restrictions that limit our stockholders’ ability to sell their shares. Generally, our stockholders will be required to have held their shares for at least one year in order to participate in our share redemption program and, subject to funds being available, we will limit the number of shares redeemed pursuant to our share redemption program to no more than 5% of the weighted average number of shares outstanding during the trailing 12 months prior to the end of the fiscal quarter for which the redemption is being paid. In addition, we intend to limit quarterly redemptions to approximately 1.25% of the weighted average number of shares outstanding during the trailing 12-month period ending on the last day of the fiscal quarter, and funding for redemptions for each quarter generally will be limited to the net proceeds we receive from the sale of shares in the respective quarter under the DRIP. Any of the foregoing limits might prevent us from accommodating all redemption requests made in any fiscal quarter or in any 12-month period. Our board of directors may amend the terms of, suspend, or terminate our share redemption program without stockholder approval upon 30 days’ prior notice, and our management may reject any request for redemption. These restrictions severely limit our stockholders’ ability to sell their shares should they require liquidity, and limit our stockholders’ ability to recover the value they invested or the fair market value of their shares.
We will be required to disclose an estimated value per share of our common stock no later than 150 days following the second anniversary of the date on which we broke escrow in the Offering, and such estimated value per share may be lower than the purchase price investors paid for shares of our common stock in the Offering. The estimated value per share will be an estimate as of a given point in time and likely will not represent the amount of net proceeds that would result if we were liquidated or dissolved or completed a merger or other sale of the Company.
Pursuant to rules of the Financial Industry Regulatory Authority (“FINRA”), we are not required to determine an estimated per share value until February 19, 2019, the date that is 150 days following the second anniversary of breaking escrow in the Offering. The Offering price currently is not based on the value or net asset value of our investments or our expected cash flow. Therefore, the Offering price may bear little relationship and may exceed what stockholders would receive for their shares if they tried to sell them or if we liquidated our portfolio or completed a merger or other sale of the Company. Further, NASD Rule 2340 requires that our stockholders’ customer account statements include a value per share that is less than our Offering price, because the rule requires that, if we have not disclosed an estimated per share value, the “value” on the customer account statement must be equal to our Offering price less up-front underwriting compensation and total estimated organization and offering expenses.
Beginning no later than February 19, 2019, to assist members of FINRA and their associated persons, pursuant to FINRA Conduct Rule 5110, we intend to prepare estimations of our value per outstanding share of common stock on at least an annual basis.
The price at which stockholders purchased shares and any subsequent estimated per share NAVs are likely to differ from the price at which a stockholder could resell such shares because: (1) there is no public trading market for our shares at this time; (2) until we disclose an estimated value per share based on a valuation, the price does not reflect, and will not reflect, the fair value of our assets as we acquire them, nor does it represent the amount of net proceeds that would result from an immediate liquidation of our assets or sale of the Company, because the amount of proceeds available for investment from the Offering is net of selling commissions, dealer manager fees, other organization and offering expense reimbursements and acquisition fees and expenses; (3) the estimated value does not take into account how market fluctuations affect the value of our investments, including how the current conditions in the financial and real estate markets may affect the value of our investments; (4) the estimated value does not take into account how developments related to individual assets may increase or decrease the value of our portfolio; and (5) the estimated per share NAV does not take into account any portfolio premium or premiums to value that may be achieved in a liquidation of our assets or sale of our portfolio.
When determining the estimated value per share from and after 150 days following the second anniversary of breaking escrow in the Offering and annually thereafter, there are currently no SEC, federal or state rules that establish requirements specifying the methodology to employ in determining an estimated per share NAV. However, pursuant to FINRA rules, the determination of the estimated per share NAV must be conducted by, or with the material assistance or confirmation of, a third-party valuation expert and must be derived from a methodology that conforms to standard industry practice. After the initial determination of our estimated per share NAV, subsequent estimates of our per share NAV will be done at least annually. The estimated per share NAV will be an estimate as of a given point in time and likely will not represent the amount of net proceeds that would result from an immediate sale of our assets.
We may be unable to pay or maintain cash distributions or increase distributions over time.
There are many factors that can affect the availability and timing of cash distributions to our stockholders. Distributions are based primarily on anticipated cash flow from operations over time. The amount of cash available for distributions is affected by many factors, such as the performance of our advisor in selecting investments for us to make, selecting tenants for our properties and securing financing arrangements, our ability to buy properties as offering proceeds become available, the amount of rental income from our properties, and our operating expense levels, as well as many other variables. We may not always be in a position to pay distributions to our stockholders and any distributions we do make may not increase over time. In addition, our actual results may differ significantly from the assumptions used by our board of directors in establishing the distribution rate to our stockholders. There also is a risk that we may not have sufficient cash flow from operations to fund distributions required to qualify as a REIT or maintain our REIT status.
We have paid, and may continue to pay, some or all of our distributions from sources other than cash flow from operations, including borrowings, proceeds from asset sales or the sale of our securities in this or future offerings, which may reduce the amount of capital we ultimately invest in real estate and may negatively impact the value of our stockholders’ investment in our common stock.
To the extent that cash flow from operations has been or is insufficient to fully cover our distributions to our stockholders, we have paid, and may continue to pay, some or all of our distributions from sources other than cash flow from operations. Such sources may include borrowings, proceeds from asset sales or the sale of our securities in this or future offerings. We have no limits on the amounts we may pay from sources other than cash flow from operations. The payment of distributions from sources other than cash provided by operating activities may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds, and may cause subsequent investors to experience dilution. This may negatively impact the value of our stockholders’ investment in our common stock.
During the year ended December 31, 2016, we paid distributions of $33,000. Net cash used in operating activities for the year ended December 31, 2016 was $504,000 and reflected a reduction for real estate acquisition-related fees and expenses incurred of $765,000, in accordance with accounting principles generally accepted in the United States of America (“GAAP”). We treat our real estate acquisition-related expenses as funded by proceeds from the Offering. Therefore, for consistency, proceeds from the issuance of common stock used as a source of distributions for the year ended December 31, 2016 includes the amount by which real estate acquisition-related fees and expenses have reduced net cash flows from operating activities of $765,000. The distributions paid during the year ended December 31, 2016 were fully covered by proceeds from the Offering.
Because we have paid, and may continue to pay, distributions from sources other than our cash flow from operations, distributions at any point in time may not reflect the current performance of our properties or our current operating cash flows.
Our organizational documents permit us to make distributions from any source, including the sources described in the risk factor above. Because the amount we pay in distributions may exceed our earnings and our cash flow from operations, distributions may not reflect the current performance of our properties or our current operating cash flows. To the extent distributions exceed cash flow from operations, distributions may be treated as a return of our stockholders’ investment and could reduce their basis in our common stock. A reduction in a stockholder’s basis in our common stock could result in the stockholder recognizing more gain upon the disposition of his or her shares, which, in turn, could result in greater taxable income to such stockholder.
Payment of fees and reimbursements to our dealer manager, and our advisor and its affiliates, reduces cash available for investment.
We currently pay CCC, our dealer manager, up to 9.0% of the gross proceeds of our primary offering in the form of selling commissions (up to 7.0% and 3.0% for Class A Shares and Class T Shares, respectively) and a dealer manager fee (up to 2.0% for both Class A Shares and Class T Shares), most of which is reallowed to participating broker-dealers. We also reimburse our advisor and its affiliates up to 1.0% of our gross offering proceeds, including proceeds from sales of shares under our DRIP, for other organization and offering expenses. Furthermore, CCC will receive a monthly distribution and stockholder servicing fee with respect to Class T Shares, which will be calculated on a daily basis in the amount of 1/365th of 1.0% of the purchase price per share (or, once reported, the amount of our estimated per share NAV) of Class T Shares sold in our primary offering, up to a maximum of approximately 4.0%. Such payments will reduce the amount of cash we have available to invest in real estate and result in lower total returns to our stockholders than if we were able to invest 100% of the gross proceeds from the Offering in properties. Moreover, the dealer manager fees and selling commissions are included in the per share primary offering prices; therefore, our offering prices do not, and are not intended to, reflect our net asset value. In addition, we currently pay substantial fees to our advisor and its affiliates for the services they perform for us. The payment of these fees, and any additional fees, reduces the amount of cash available for investment in properties.
We have experienced losses in the past, and we may experience additional losses in the future.
We have experienced net losses in the past (calculated in accordance with GAAP) and we may not be profitable or realize growth in the value of our investments. Many of our losses can be attributed to start-up costs, depreciation and amortization, as well as acquisition expenses incurred in connection with purchasing properties or making other investments. The extent of our future operating losses and the timing of when we will achieve profitability are uncertain, and together depend on the demand for, and value of, our portfolio of properties. We may never achieve or sustain profitability. For a further discussion of our operational history and the factors affecting our losses, see Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Annual Report on Form 10-K and our accompanying consolidated financial statements and notes thereto.
We may suffer from delays in locating suitable investments, which could adversely affect our ability to pay distributions to our stockholders and the value of their investment.
We could suffer from delays in locating suitable investments, particularly if the capital we raise in the Offering outpaces our advisor’s ability to identify potential investments and/or close on acquisitions. Delays we encounter in the selection and/or acquisition of income-producing properties likely would adversely affect our ability to pay distributions to our stockholders and/or the value of their overall returns. Competition from other real estate investors increases the risk of delays in investing our net offering proceeds. If our advisor is unable to identify suitable investments, we will hold the proceeds we raise in the Offering in an interest-bearing account or invest the proceeds in short-term, investment-grade investments, which would provide a significantly lower return to us than the return we expect from our investments in real estate.
We are dependent upon the net proceeds of the Offering to conduct our proposed business activities. If we are unable to raise substantial proceeds from the Offering, we may not be able to invest in a diverse portfolio of real estate and real estate-related investments and an investment in our shares will be subject to greater risk.
We are dependent upon the net proceeds of the Offering to conduct our proposed activities. As such, our ability to implement our business strategy is dependent, in part, upon our dealer manager and participating broker-dealers successfully conducting the Offering, and our investors, rather than us, will incur the bulk of the risk if we are unable to raise substantial funds. The Offering is being made on a “best efforts” basis, whereby our dealer manager and the broker-dealers participating in the Offering are only required to use their best efforts to sell shares of our common stock and have no firm commitment or obligation to purchase any of the shares of our common stock. In addition, the broker-dealers participating in the Offering also may be participating in the offerings of competing REIT products, some of which may have a focus that is nearly identical to our focus, and the participating broker-dealers could emphasize such competing products to their retail clients. As a result, we do not know the amount of proceeds that will be raised in the Offering, which may be substantially less than the amount we would need to achieve a broadly diversified portfolio of real estate and real estate-related investments.
If we are unable to raise substantial proceeds from the Offering, we will make fewer investments, resulting in less diversification in terms of the number of investments owned, the geographic regions in which our investments are located and the types of investments that we make. In addition, our fixed operating expenses, as a percentage of gross income, would be higher, and our financial condition, ability to repay or refinance indebtedness and ability to pay distributions could be adversely affected if we are unable to raise substantial funds in the Offering and invest in a diverse portfolio of real estate and real estate-related investments.
An inability to enter into selling agreements with key broker-dealers would impact our ability to raise capital in the near term.
VEREIT became the indirect parent of our sponsor, our advisor, our dealer manager and our property manager as a result of the merger of Cole Real Estate Investments, Inc. and VEREIT on February 7, 2014. On October 29, 2014, VEREIT announced that, as a result of preliminary findings of an independent investigation being conducted by its audit committee, certain of VEREIT’s financial statements should no longer be relied upon. Subsequently, our dealer manager was advised by several of the broker-dealers participating in offerings sponsored by Cole Capital that they would suspend their selling dealer agreements with our dealer manager with respect to such offerings, and by certain prospective broker-dealers that, for a period of time, they would suspend their initial review of offerings sponsored by Cole Capital prior to entering into a selling dealer agreement with our dealer manager.
In March 2015, VEREIT announced the conclusions of the investigation and restated VEREIT’s financial statements for the year ended December 31, 2013 and the first and second quarters of 2014. VEREIT also reported the remedial actions it had taken and was continuing to take in response to the findings, and that the investigation did not identify any changes to the financial statements or operations of the Cole Capital sponsored non-listed REITs. In February 2016, VEREIT filed its annual report on Form 10-K for the year ended December 31, 2015, in which VEREIT’s management concluded that all of the material weaknesses disclosed in VEREIT’s annual report for the fiscal year ended December 31, 2014 had been fully remediated; however, there can be no guarantee as to the effectiveness of VEREIT’s disclosure controls and procedures and there can be no assurance that VEREIT’s internal control over financial reporting will not be subject to material weaknesses in the future.
The suspension of selling agreements by broker-dealers participating in offerings sponsored by Cole Capital has had a negative impact on their ability to raise capital. VEREIT has reported that it is committed to supporting the efforts of our sponsor, Cole Capital, to restore relationships with broker-dealers participating in offerings sponsored by Cole Capital, including the Offering. If our sponsor’s efforts are not successful and broker-dealers do not otherwise enter into selling agreements with our dealer manager, or are delayed in entering into selling agreements with our dealer manager, we may not be able to raise a substantial amount of capital. If we are not able to raise a substantial amount of capital, we may have difficulty in identifying and purchasing suitable properties on attractive terms in order to meet our investment objectives and may be unable to reduce our leverage profile. Additionally, this could impact our ability to obtain financing. This could also adversely affect our ability to pay regular distributions from cash flow from operations to investors.
The purchase price our stockholders pay for shares of our common stock may be higher than the value of our assets per share of common stock at the time of their purchase.
The Offering is a fixed price offering, which means that the offering prices for shares of our common stock are fixed and will not vary based on the underlying value of our assets at any time. Our board of directors arbitrarily determined the offering prices for our shares in its sole discretion. Prior to the determination by our board of directors of our estimated per share value, the offering prices for our shares will not be based on the book value or net asset value of our expected investments, or our current or expected operating cash flows. We intend to use the fixed offering prices until our board of directors determines our estimated per share value, which will occur no later than 150 days following the second anniversary of the date on which we broke escrow in our Offering. If our board of directors determines an estimated per share NAV prior to the conclusion of our Offering, our board of directors may determine to modify the offering prices to take into account the estimated per share value. When determining the estimated per share value, there are currently no SEC, federal or state rules that establish requirements specifying the methodology to employ in determining an estimated per share value; provided, however, that the determination of the estimated per share value must be conducted by, or with the material assistance or confirmation of, a third-party valuation expert and must be derived from a methodology that conforms to standard industry practice. After the initial determination of our estimated per share value, subsequent estimates of our per share value will be done at least annually. The valuations will be estimates as of a given point in time and likely will not represent the amount of net proceeds that would result from an immediate sale of our assets. Therefore, the fixed offering price established for shares of our common stock may not accurately represent the current value of our assets per share of common stock at any particular time and may be higher or lower than the actual value of our assets per share at such time.
Our success depends to a significant degree upon certain key personnel of our advisor. If our advisor loses or is unable to attract and retain key personnel, our ability to achieve our investment objectives could be delayed or hindered, which could adversely affect our ability to pay distributions to our stockholders and the value of their investment.
Our success depends to a significant degree upon the contributions of certain executive officers and other key personnel of our sponsor and our advisor. We cannot guarantee that all of these key personnel, or any particular person, will remain affiliated with us, our sponsor and/or our advisor. If any of our key personnel were to cease their affiliation with our advisor, our operating results could suffer. We believe that our future success depends, in large part, upon our advisor’s ability to hire and retain highly skilled managerial, operational and marketing personnel. Competition for such personnel is intense, and we cannot assure our stockholders that our sponsor or advisor will be successful in attracting and retaining such skilled personnel. If our advisor loses or is unable to obtain the services of key personnel, our ability to implement our investment strategies could be delayed or hindered, and the value of our stockholders’ investment may decline.
If our board of directors elects to internalize our management functions in connection with a listing of our shares of common stock on an exchange or other liquidity event, and such internalization is approved by our stockholders, our stockholders’ interest in us could be diluted, and we could incur other significant costs associated with being self-managed.
In the future, we may undertake a listing of our common stock on an exchange or other liquidity event that may involve internalizing our management functions. If our board of directors elects to internalize our management functions, and such internalization is approved by our stockholders, we may negotiate to acquire our advisor’s assets and personnel. At this time, we cannot be sure of the form or amount of consideration or other terms relating to any such acquisition. Such consideration could take many forms, including cash payments, promissory notes and shares of our common stock. The payment of such consideration could result in dilution of our stockholders’ interests as a stockholder and could reduce the net income per share attributable to their investment.
Internalization transactions involving the acquisition of advisors affiliated with entity sponsors have also, in some cases, been the subject of litigation. Even if these claims are without merit, we could be forced to spend significant amounts of money defending claims, which would reduce the amount of funds available to operate our business and to pay distributions.
In addition, while we would no longer bear the costs of the various fees and expenses we expect to pay to our advisor under the advisory agreement, our direct expenses would include general and administrative costs, including legal, accounting, and other expenses related to corporate governance, including SEC reporting and compliance. We would also incur the compensation and benefits costs of our officers and other employees and consultants that we now expect will be paid by our advisor or its affiliates. If the expenses we assume as a result of an internalization are higher than the expenses we avoid paying to our advisor, our net income per share would be lower as a result of the internalization than it otherwise would have been, potentially decreasing the amount of funds available to distribute to our stockholders and the value of our shares.
If we internalize our management functions, we could have difficulty integrating these functions as a stand-alone entity and we may fail to properly identify the appropriate mix of personnel and capital needed to operate as a stand-alone entity. Additionally, upon any internalization of our advisor, certain key personnel may not remain with our advisor, but will instead remain employees of our sponsor or its affiliates.
Our participation in a co-ownership arrangement could subject us to risks that otherwise may not be present in other real estate investments, which could result in litigation or other potential liabilities that could increase our costs and negatively affect our results of operations.
We may enter in co-ownership arrangements with respect to a portion of the properties we acquire. Co-ownership arrangements involve risks generally not otherwise present with an investment in real estate and could result in litigation or other potential liabilities, such as the following:

•	the risk that a co-owner may at any time have economic or business interests or goals that are or become inconsistent with our business interests or goals;

•	the risk that a co-owner may be in a position to take action contrary to our instructions or requests or our policies or objectives or status as a REIT;

•
the possibility that an individual co-owner might become insolvent or bankrupt, or otherwise default under any mortgage loan financing documents applicable to the property, which may constitute an event of default under all of the applicable mortgage loan financing documents, result in a foreclosure and the loss of all or a substantial portion of the investment made by the co-owner, or allow the bankruptcy court to reject the agreements entered into by the co-owners owning interests in the property;

•
the possibility that a co-owner might not have adequate liquid assets to make cash advances that may be required in order to fund operations, maintenance and other expenses related to the property, which could result in the loss of current or prospective tenants and otherwise adversely affect the operation and maintenance of the property, could cause a default under any mortgage loan financing documents applicable to the property and result in late charges, penalties and interest, and could lead to the exercise of foreclosure and other remedies by the lender;

•
the risk that a co-owner could breach agreements related to the property, which may cause a default under, and possibly result in personal liability in connection with, any mortgage loan financing documents applicable to the property, violate applicable securities laws, result in a foreclosure or otherwise adversely affect the property and the co-ownership arrangement;

•	the risk that we could have limited control and rights, with management decisions made entirely by a third party; and

•	the possibility that we will not have the right to sell the property at a time that otherwise could result in the property being sold for its maximum value.

In the event that our interests become adverse to those of the other co-owners, we may not have the contractual right to purchase the co-ownership interests from the other co-owners. Even if we are given the opportunity to purchase such co-ownership interests in the future, we cannot guarantee that we will have sufficient funds available at the time to purchase co-ownership interests from the co-owners.
We might want to sell our co-ownership interests in a given property at a time when the other co-owners in such property do not desire to sell their interests. Therefore, because we anticipate that it will be much more difficult to find a willing buyer for our co-ownership interests in a property than it would be to find a buyer for a property we owned outright, we may not be able to sell our co-ownership interest in a property at the time we would like to sell.
Uninsured losses or losses in excess of our insurance coverage could materially adversely affect our financial condition and cash flows, and there can be no assurance as to future costs and the scope of coverage that may be available under insurance policies.
We carry comprehensive liability, fire, extended coverage, and rental loss insurance covering all of the properties in our portfolio under one or more blanket insurance policies with policy specifications, limits and deductibles customarily carried for similar properties. In addition, we carry professional liability and directors’ and officers’ insurance, and cyber liability insurance. We select policy specifications and insured limits that we believe are appropriate and adequate given the relative risk of loss, insurance coverages provided by tenants, the cost of the coverage and industry practice. There can be no assurance, however, that the insured limits on any particular policy will adequately cover an insured loss if one occurs. If any such loss is insured, we may be required to pay a significant deductible on any claim for recovery of such a loss prior to our insurer being obligated to reimburse us for the loss, or the amount of the loss may exceed our coverage for the loss. In addition, we may reduce or discontinue terrorism, earthquake, flood or other insurance on some or all of our properties in the future if the cost of premiums for any of these policies exceeds, in our judgment, the value of the coverage discounted for the risk of loss. Our title insurance policies may not insure for the current aggregate market value of our portfolio, and we do not intend to increase our title insurance coverage as the market value of our portfolio increases.
Further, we do not carry insurance for certain losses, including, but not limited to, losses caused by riots or war. Certain types of losses may be either uninsurable or not economically insurable, such as losses due to earthquakes, riots or acts of war. If we experience a loss that is uninsured or which exceeds policy limits, we could lose the capital invested in the damaged properties as well as the anticipated future cash flows from those properties. In addition, if the damaged properties are subject to recourse indebtedness, we would continue to be liable for the indebtedness, even if these properties were irreparably damaged. In addition, we carry several different lines of insurance, placed with several large insurance carriers. If any one of these large insurance carriers were to become insolvent, we would be forced to replace the existing insurance coverage with another suitable carrier, and any outstanding claims would be at risk for collection. In such an event, we cannot be certain that we would be able to replace the coverage at similar or otherwise favorable terms. As a result of any of the situations described above, our financial condition and cash flows may be materially and adversely affected.
Cybersecurity risks and cyber incidents may adversely affect our business by causing a disruption to our operations, a compromise or corruption of our confidential information, and/or damage to our business relationships, all of which could negatively impact our financial results.
A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of our information resources. These incidents may be an intentional attack or an unintentional event and could involve gaining unauthorized access to our information systems for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. The result of these incidents may include disrupted operations, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation and damage to our tenant and investor relationships. As our reliance on technology has increased, so have the risks posed to our information systems, both internal and those we have outsourced. We have implemented processes, procedures and internal controls to help mitigate cybersecurity risks and cyber intrusions, but these measures, as well as our increased awareness of the nature and extent of a risk of a cyber incident, do not guarantee that our financial results, operations, business relationships or confidential information will not be negatively impacted by such an incident.
The U.S. Department of Labor has issued a final regulation revising the definition of “fiduciary” and the scope of “investment advice” under Employee Retirement Income Security Act (“ERISA”), which may have a negative impact on our ability to raise capital.
On April 8, 2016, the U.S. Department of Labor issued a final regulation relating to the definition of a fiduciary under ERISA and Section 4975 of the Internal Revenue Code. The final regulation broadens the definition of fiduciary by expanding the range of activities that would be considered to be fiduciary investment advice under ERISA and is accompanied by new and revised prohibited transaction exemptions relating to investments by employee benefit plans subject to Title I of ERISA or retirement plans or accounts subject to Section 4975 of the Internal Revenue Code (including IRAs). The final regulation and the related exemptions were expected to become applicable for investment transactions on and after April 10, 2017, but generally would not apply to purchases of our shares before that date. However, on February 3, 2017, the President asked for additional review of this regulation and, on March 1, 2017 the U.S. Department of Labor proposed a 60-day delay of the applicability date of the final regulation (and accompanying exemption) from April 10, 2017 to June 9, 2017 in order for the department to conduct this review. This proposed delay has not been finalized as of the date of this Annual Report, and the results of the additional review are unknown as of the date of this Annual Report. The final regulation and the accompanying exemptions are complex, and plan fiduciaries and the beneficial owners of IRAs are urged to consult with their own advisors regarding this development. The final regulation could have negative implications on our ability to raise capital from potential investors, including those investing through IRAs.
Risks Related to Conflicts of Interest
We are subject to conflicts of interest arising out of our relationships with our advisor and its affiliates, including the material conflicts discussed below. The “Conflicts of Interest” section of Part I, Item 1 of this Annual Report on Form 10-K provides a more detailed discussion of the conflicts of interest between us and our advisor and its affiliates, and our policies to reduce or eliminate certain potential conflicts.

Our advisor and its affiliates, including our dealer manager, will face conflicts of interest caused by their compensation arrangements with us, including significant compensation that may be required to be paid to our advisor if our advisor is terminated, which could result in actions that are not in the long-term best interests of our stockholders.
Our advisor and its affiliates, including our dealer manager, are entitled to substantial fees from us under the terms of the advisory agreement and the dealer manager agreement. These fees could influence the judgment of our advisor and its affiliates in performing services for us. Among other matters, these compensation arrangements could affect their judgment with respect to:

•	the continuation, renewal or enforcement of our agreements with our advisor and its affiliates, including the advisory agreement and the dealer manager agreement;

•	public offerings of equity by us, which entitle our dealer manager to fees and will likely entitle our advisor to increased acquisition and advisory fees;

•
property acquisitions from other real estate programs sponsored by Cole Capital, which might entitle affiliates of our advisor to real estate commissions and possible success-based sale fees in connection with its services for the seller;

•	property acquisitions from third parties, which entitle our advisor to acquisition fees and advisory fees;

•	property or asset dispositions, which may entitle our advisor or its affiliates to disposition fees;

•	borrowings to acquire properties, which borrowings will increase the acquisition and advisory fees payable to our advisor; and

•
how and when to recommend to our board of directors a proposed strategy to provide our investors with liquidity, which proposed strategy, if implemented, could entitle our advisor to the payment of significant fees.

Our advisor’s fee structure is principally based on the cost or book value of investments and not on performance, which could result in our advisor taking actions that are not necessarily in the long-term best interests of our stockholders.
The acquisition fee and the advisory fee we pay to our advisor are both based on the cost or book value of such investments (until such time as the assets are valued). As a result, our advisor receives these fees regardless of the quality of such investments, the performance of such investments or the quality of our advisor’s services rendered to us in connection with such investments. This creates a potential conflict of interest between us and our advisor, as the interests of our advisor in receiving the acquisition fee and the advisory fee may not be aligned with our interest of acquiring real estate that is likely to produce the maximum risk-adjusted returns.
Our advisor faces conflicts of interest relating to the incentive fee structure under our advisory agreement, which could result in actions that are not necessarily in the long-term best interests of our stockholders.
Pursuant to the terms of our advisory agreement, our advisor is entitled to a subordinated performance fee that is structured in a manner intended to provide incentives to our advisor to perform in our best interests and in the best interests of our stockholders. However, because our advisor does not maintain a significant equity interest in us and is entitled to receive certain fees regardless of performance, our advisor’s interests are not wholly aligned with those of our stockholders. Furthermore, our advisor could be motivated to recommend riskier or more speculative investments in order for us to generate the specified levels of performance or sales proceeds that would entitle our advisor to performance-based fees. In addition, our advisor will have substantial influence with respect to how and when our board of directors elects to provide liquidity to our investors, and these performance-based fees could influence our advisor’s recommendations to us in this regard. Our advisor also has the right to terminate the advisory agreement upon 60 days’ written notice without cause or penalty which, under certain circumstances, could result in our advisor earning a performance fee. This could have the effect of delaying, deferring or preventing a change of control.
A number of other real estate programs sponsored by Cole Capital, as well as VEREIT, use investment strategies that are similar to ours; therefore, our executive officers and the officers and key personnel of our advisor and its affiliates may face conflicts of interest relating to the purchase and leasing of properties, and such conflicts may not be resolved in our favor.
CCPT IV, CCPT V, CCIT II, Cole Income NAV Strategy and VEREIT have characteristics, including targeted investment types, investment objectives and criteria, substantially similar to ours. As a result, we may be seeking to acquire properties and real estate-related investments at the same time as VEREIT or one or more of the other real estate programs sponsored by Cole Capital and managed by officers and key personnel of our advisor and/or its affiliates, and these other programs sponsored by Cole Capital may use investment strategies and have investment objectives that are similar to ours. Certain of our executive officers and the executive officers of our advisor also are executive officers of VEREIT and other REITs sponsored by Cole Capital and/or their advisors, the general partners of other private investment programs sponsored by Cole Capital and/or the advisors or fiduciaries of other real estate programs sponsored by Cole Capital. Property acquisitions are allocated among

VEREIT and the real estate programs sponsored by Cole Capital pursuant to an asset allocation policy. Additionally, for programs sponsored by Cole Capital that commenced operations on or after March 5, 2013, VEREIT retains a right of first refusal for all opportunities to acquire real estate and real estate-related assets or portfolios with a purchase price greater than $100 million. This right of first refusal applies to us, CCPT V and CCIT II, but does not apply to CCPT IV or Cole Income NAV Strategy. All transactions with a purchase price at or below $100 million will be allocated among us, VEREIT and the other programs sponsored by Cole Capital by the Allocation Committee, which is comprised entirely of employees of our sponsor and its affiliates, in a manner consistent with the policy described in Part I, Item 1. Business — Conflicts of Interest, of this Annual Report on Form 10-K. Accordingly, there is a risk that the allocation of investment properties may result in our acquiring a property that provides lower returns to us than a property purchased by VEREIT or another real estate program sponsored by Cole Capital.
In addition, we have acquired, and may continue to acquire, properties in geographic areas where VEREIT or other real estate programs sponsored by Cole Capital own properties. If one of these other real estate programs attracts a tenant that we are competing for, we could suffer a loss of revenue due to delays in locating another suitable tenant. Similar conflicts of interest may arise if our advisor recommends that we make or purchase mortgage loans or participations in mortgage loans, since VEREIT or other real estate programs sponsored by Cole Capital may be competing with us for these investments.
Our officers and our advisor, including its key personnel and officers, face conflicts of interest related to the positions they hold with affiliated and unaffiliated entities, which could hinder our ability to successfully implement our business strategy and to generate returns to our stockholders.
Our president and chief executive officer, Glenn J. Rufrano, who also serves as one of our directors, is the chief executive officer and a director of VEREIT and an officer and/or director of Cole Capital, our advisor, other real estate programs sponsored by Cole Capital and/or one or more entities affiliated with our advisor. In addition, our chief financial officer and treasurer, Nathan D. DeBacker, is also an officer of other real estate programs sponsored by Cole Capital. In addition, our advisor and its key personnel are key personnel of other real estate programs that have investment objectives, targeted assets, and legal and financial obligations similar to ours and/or the advisor to such programs, and they may have other business interests as well. As a result, these individuals have duties to us and our stockholders, as well as to these other entities and their stockholders, members and limited partners, in addition to business interests in other entities. Duties to such other entities and persons may create conflicts with the duties that they owe to us and our stockholders. There is a risk that their loyalties to these other entities and persons could result in actions or inactions that are adverse to our business and violate their duties to us and our stockholders, which could harm the implementation of our investment strategy and our investment and leasing opportunities.
Conflicts with our business and interests are most likely to arise from involvement in activities related to (1) allocation of new investments and management time and services between us and the other entities, (2) our purchase of properties from, or sale of properties to, affiliated entities, (3) the timing and terms of the investment in or sale of an asset, (4) development of our properties by affiliates, (5) investments with affiliates of our advisor, (6) compensation to our advisor and its affiliates, and (7) our relationship with, and compensation to, our dealer manager. Even if these persons do not violate their duties to us and our stockholders, they will have competing demands on their time and resources and may have conflicts of interest in allocating their time and resources between our business and these other entities and persons. Should such persons devote insufficient time or resources to our business, returns on our investments may suffer.
Our charter permits us to acquire assets and borrow funds from affiliates of our advisor and sell or lease our assets to affiliates of our advisor, and any such transaction could result in conflicts of interest.
Under our charter, we are permitted to acquire properties from affiliates of our advisor, provided that any and all acquisitions from affiliates of our advisor must be approved by a majority of our directors, including a majority of our independent directors, not otherwise interested in such transaction as being fair and reasonable to us and at a price to us that is no greater than the cost of the property to the affiliate of our advisor, unless a majority of our directors, including a majority of our independent directors, not otherwise interested in such transaction determines that there is substantial justification for any amount that exceeds such cost and that the difference is reasonable. In no event will we acquire a property from an affiliate of our advisor if the cost to us would exceed the property’s current appraised value as determined by an independent appraiser. In the event that we acquire a property from an affiliate of our advisor, we may be foregoing an opportunity to acquire a different property that might be more advantageous to us. In addition, under our charter, we are permitted to borrow funds from affiliates of our advisor, including our sponsor, provided that any such loans from affiliates of our advisor must be approved by a majority of our directors, including a majority of our independent directors, not otherwise interested in such transaction as fair, competitive and commercially reasonable, and no less favorable to us than comparable loans between unaffiliated parties. Under our charter, we are also permitted to sell and lease our assets to affiliates of our advisor, and we have not established a policy that specifically addresses how we will determine the sale or lease price in any such transaction. Any such sale or lease transaction must be approved by a majority of our directors, including a majority of our independent directors, not otherwise interested in such transaction as being fair and reasonable to us. To the extent that we acquire any properties from affiliates of our advisor, borrow funds from affiliates of our advisor or sell or lease our assets to affiliates of our advisor, such transactions could result in a conflict of interest.
Our advisor faces conflicts of interest relating to joint ventures or other co-ownership arrangements that we may enter into with VEREIT or real estate programs sponsored by Cole Capital, which could result in a disproportionate benefit to VEREIT or another real estate program sponsored by Cole Capital.
We may enter into joint ventures with VEREIT or another real estate program sponsored by Cole Capital for the acquisition, development or improvement of properties, as well as the acquisition of real estate-related investments. Since one or more of the executive officers of our advisor are executive officers of VEREIT, Cole Capital and/or the advisors to other real estate programs sponsored by Cole Capital, our advisor may face conflicts of interest in determining which real estate program should enter into any particular joint venture or co-ownership arrangement. These persons also may have a conflict in structuring the terms of the relationship between us and any affiliated co-venturer or co-owner, as well as conflicts of interests in managing the joint venture, which may result in the co-venturer or co-owner receiving benefits greater than the benefits that we receive.
In the event we enter into joint venture or other co-ownership arrangements with VEREIT or another real estate program sponsored by Cole Capital, our advisor and its affiliates may have a conflict of interest when determining when and whether to buy or sell a particular property, or to make or dispose of another real estate-related investment. In addition, if we become listed for trading on a national securities exchange, we may develop more divergent goals and objectives from any affiliated co-venturer or co-owner that is not listed for trading. In the event we enter into a joint venture or other co-ownership arrangement with another real estate program sponsored by Cole Capital that has a term shorter than ours, the joint venture may be required to sell its properties earlier than we may desire to sell the properties. Even if the terms of any joint venture or other co-ownership agreement between us and VEREIT or another real estate program sponsored by Cole Capital grants us the right of first refusal to buy such properties, we may not have sufficient funds or borrowing capacity to exercise our right of first refusal under these circumstances. We have adopted certain procedures for dealing with potential conflicts of interest as described in Part I, Item 1. Business — Conflicts of Interest of this Annual Report on Form 10-K.
Risks Related to Our Corporate Structure
Our charter permits our board of directors to issue stock with terms that may subordinate the rights of common stockholders or discourage a third party from acquiring us in a manner that might result in a premium price to our stockholders.
Our charter permits our board of directors to issue up to 500,000,000 shares of stock, of which (i) 245,000,000 shares are designated as Class A common stock, (ii) 245,000,000 shares are designated as Class T common stock, and (iii) 10,000,000 shares are classified as preferred stock. In addition, our board of directors, without any action by our stockholders, may amend our charter from time to time to increase or decrease the aggregate number of shares or the number of shares of any class or series of stock that we have authority to issue. Our board of directors may classify or reclassify any unissued common stock or preferred stock into other classes or series of stock and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to distributions, qualifications and terms and conditions of redemption of any such stock. Shares of our common stock shall be subject to the express terms of any series of our preferred stock. Thus, if also approved by a majority of our independent directors not otherwise interested in the transaction, our board of directors could authorize the issuance of preferred stock with terms and conditions that have a priority as to distributions and amounts payable upon liquidation over the rights of the holders of our common stock. Preferred stock could also have the effect of delaying, deferring or preventing the removal of incumbent management or a change of control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium to the purchase price of our common stock for our stockholders.
Maryland law prohibits certain business combinations, which may make it more difficult for us to be acquired and may limit our stockholders’ ability to dispose of their shares.
Under Maryland law, “business combinations” between a Maryland corporation and an interested stockholder or an affiliate of an interested stockholder are prohibited for five years after the most recent date on which the interested stockholder becomes an interested stockholder. These business combinations include a merger, consolidation, share exchange or, in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities. An interested stockholder is defined as:

•	any person who beneficially owns, directly or indirectly, 10% or more of the voting power of the corporation’s outstanding voting stock; or

•
an affiliate or associate of the corporation who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of the voting power of the then outstanding stock of the corporation.

A person is not an interested stockholder under the statute if the board of directors approved in advance the transaction by which the person otherwise would have become an interested stockholder. However, in approving a transaction, the board of directors may provide that its approval is subject to compliance, at or after the time of approval, with any terms and conditions determined by our board of directors.
After the five-year prohibition, any such business combination between the Maryland corporation and an interested stockholder generally must be recommended by the board of directors of the corporation and approved by the affirmative vote of at least:

•	80% of the votes entitled to be cast by holders of outstanding shares of voting stock of the corporation; and

•
two-thirds of the votes entitled to be cast by holders of voting stock of the corporation other than shares held by the interested stockholder with whom or with whose affiliate the business combination is to be effected or held by an affiliate or associate of the interested stockholder.

These super-majority vote requirements do not apply if the corporation’s stockholders receive a minimum price, as defined under Maryland law, for their shares in the form of cash or other consideration in the same form as previously paid by the interested stockholder for its shares. The business combination statute permits various exemptions from its provisions, including business combinations that are exempted by the board of directors prior to the time that the interested stockholder becomes an interested stockholder. Pursuant to the statute, our board of directors has exempted any business combination involving our advisor or any affiliate of our advisor. As a result, our advisor and any affiliate of our advisor may be able to enter into business combinations with us that may not be in the best interest of our stockholders, without compliance with the super-majority vote requirements and the other provisions of the statute. The business combination statute may discourage others from trying to acquire control of us and increase the difficulty of consummating any offer.
Maryland law also limits the ability of a third party to buy a large percentage of our outstanding shares and exercise voting control in electing directors.
Under its Control Share Acquisition Act, Maryland law also provides that a holder of “control shares” of a Maryland corporation acquired in a “control share acquisition” has no voting rights with respect to such shares except to the extent approved by the corporation’s disinterested stockholders by a vote of two-thirds of the votes entitled to be cast on the matter. Shares of stock owned by interested stockholders, that is, by the acquirer, or officers of the corporation or employees of the corporation who are directors of the corporation, are excluded from shares entitled to vote on the matter. “Control shares” are voting shares of stock that would entitle the acquirer, except solely by virtue of a revocable proxy, to exercise voting control in electing directors within specified ranges of voting control. Control shares do not include shares the acquiring person is then entitled to vote as a result of having previously obtained stockholder approval. A “control share acquisition” means the acquisition of control shares. The control share acquisition statute does not apply (a) to shares acquired in a merger, consolidation or share exchange if the corporation is a party to the transaction or (b) to acquisitions approved or exempted by the charter or bylaws of the corporation. Our bylaws contain a provision exempting from the Control Share Acquisition Act any acquisition of shares of our stock by Cole Capital Advisors, Inc. or any affiliate of Cole Capital Advisors, Inc. This provision may be amended or eliminated at any time in the future. If this provision were amended or eliminated, this statute could have the effect of discouraging offers from third parties to acquire us and increasing the difficulty of successfully completing this type of offer by anyone other than our advisor or any of its affiliates.
Our charter includes a provision that may discourage a stockholder from launching a tender offer for our shares.
Our charter requires that any tender offer, including any “mini-tender” offer, must comply with most of the requirements of Regulation 14D of the Exchange Act. The offering person must provide us notice of the tender offer at least ten business days before initiating the tender offer. If the offering person does not comply with these requirements, our stockholders will be prohibited from transferring any shares to such non-complying person unless they first offered such shares to us at the tender offer price offered by the non-complying person. In addition, the non-complying person shall be responsible for all of our expenses in connection with that person’s noncompliance. This provision of our charter may discourage a person from initiating a tender offer for our shares and prevent our stockholders from receiving a premium to the purchase price for their shares in such a transaction.

If we are required to register as an investment company under the Investment Company Act, we could not continue our current business plan, which may significantly reduce the value of our stockholders’ investment.
We intend to conduct our operations, and the operations of our operating partnership and any other subsidiaries, so that no such entity meets the definition of an “investment company” under Section 3(a)(1) of the Investment Company Act. Under the Investment Company Act, in relevant part, a company is an “investment company” if:

•	pursuant to Section 3(a)(1)(A), it is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities; or

•
pursuant to Section 3(a)(1)(C), it is engaged, or proposes to engage, in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire “investment securities” having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis (the 40% test). “Investment securities” exclude U.S. government securities and securities of majority-owned subsidiaries that are not themselves investment companies and are not relying on the exception from the definition of investment company under Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act.

We intend to monitor our operations and our assets on an ongoing basis in order to ensure that neither we, nor any of our subsidiaries, meet the definition of “investment company” under Section 3(a)(1) of the Investment Company Act. If we were obligated to register as an investment company, we would have to comply with a variety of substantive requirements under the Investment Company Act imposing, among other things:

•	limitations on capital structure;

•	restrictions on specified investments;

•	prohibitions on transactions with affiliates;

•	compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations that would significantly change our operations; and

•	potentially, compliance with daily valuation requirements.
In order for us to not meet the definition of an “investment company” and avoid regulation under the Investment Company Act, we must engage primarily in the business of buying real estate, and these investments must be made within one year after the public offering of our shares of common stock ends. To avoid meeting the definition of an “investment company” under Section 3(a)(1) of the Investment Company Act, we may be unable to sell assets we would otherwise want to sell and may need to sell assets we would otherwise wish to retain. Similarly, we may have to acquire additional income or loss generating assets that we might not otherwise have acquired or may have to forgo opportunities to acquire interests in companies that we would otherwise want to acquire and would be important to our investment strategy. Accordingly, our board of directors may not be able to change our investment policies as they may deem appropriate if such change would cause us to meet the definition of an “investment company.” In addition, a change in the value of any of our assets could negatively affect our ability to avoid being required to register as an investment company. If we were required to register as an investment company but failed to do so, we would be prohibited from engaging in our business, and criminal and civil actions could be brought against us. In addition, our contracts would be unenforceable unless a court were to require enforcement, and a court could appoint a receiver to take control of us and liquidate our business.
Our board of directors may change certain of our policies without stockholder approval, which could alter the nature of our stockholders’ investment. If our stockholders do not agree with the decisions of our board of directors, they only have limited control over changes in our policies and operations and may not be able to change such policies and operations.
Our board of directors determines our major policies, including our policies regarding investments, financing, growth, debt capitalization, REIT qualification and distributions. Our board of directors may amend or revise these and other policies without a vote of our stockholders. As a result, the nature of our stockholders’ investment could change without their consent. Under the Maryland General Corporation Law and our charter, our stockholders generally have a right to vote only on the following:

•	the election or removal of directors;

•
an amendment of our charter, except that our board of directors may amend our charter without stockholder approval to increase or decrease the aggregate number of our shares, or the number of our shares of any class or series that we have the authority to issue, to change our name, to change the name or other designation or the par value of any class or series of our stock and the aggregate par value of our stock or to effect certain reverse stock splits; provided, however, that any such amendment does not adversely affect the rights, preferences and privileges of the stockholders;

•	our dissolution; and

•	a merger or consolidation, a statutory share exchange or the sale or other disposition of all or substantially all of our assets.
In addition, pursuant to our charter, we will submit any other proposed liquidity event or transaction to our stockholders for approval if the transaction involves (a) the internalization of our management functions through our acquisition of our advisor or an affiliate of our advisor or (b) the payment of consideration to our advisor or an affiliate of our advisor other than pursuant to the terms of the advisory or dealer manager agreements or where the advisor or its affiliate receives consideration in its capacity as a stockholder on the same terms as our other stockholders.
 All other matters are subject to the discretion of our board of directors.
Our rights and the rights of our stockholders to recover claims against our officers, directors and our advisor are limited, which could reduce our stockholders’ and our recovery against them if they cause us to incur losses.
Maryland law provides that a director has no liability in that capacity if he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in the corporation’s best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. Our charter, in the case of our directors and officers, and our charter and the advisory agreement, in the case of our advisor and its affiliates, require us, subject to certain exceptions, to indemnify and advance expenses to our directors, our officers, and our advisor and its affiliates. Our charter permits us to provide such indemnification and advance for expenses to our employees and agents. Additionally, our charter limits, subject to certain exceptions, the liability of our directors and officers to us and our stockholders for monetary damages. Although our charter does not allow us to indemnify our directors or our advisor and its affiliates for any liability or loss suffered by them or hold harmless our directors or our advisor and its affiliates for any loss or liability suffered by us to a greater extent than permitted under Maryland law or the NASAA REIT Guidelines, we and our stockholders may have more limited rights against our directors, officers, employees and agents, and our advisor and its affiliates, than might otherwise exist under common law, which could reduce our stockholders’ and our recovery against them. In addition, our advisor is not required to retain cash to pay potential liabilities and it may not have sufficient cash available to pay liabilities if they arise. If our advisor is held liable for a breach of its fiduciary duty to us, or a breach of its contractual obligations to us, we may not be able to collect the full amount of any claims we may have against our advisor. In addition, we may be obligated to fund the defense costs incurred by our directors, officers, employees and agents or our advisor in some cases, which would decrease the cash otherwise available for distribution to our stockholders.
Our stockholders’ interest in us will be diluted if we issue additional shares.
Existing stockholders and potential investors in the Offering do not have preemptive rights to any shares issued by us in the future. Our charter authorizes 500,000,000 shares of stock, of which 245,000,000 shares are designated as Class A common stock, 245,000,000 shares are designated as Class T common stock, and 10,000,000 shares are classified as preferred stock. Subject to any limitations set forth under Maryland law, our board of directors may amend our charter from time to time to increase the number of authorized shares of stock, increase or decrease the number of shares of any class or series of stock that we have authority to issue, or classify or reclassify any unissued shares into other classes or series of stock without the necessity of obtaining stockholder approval. All of such shares may be issued in the discretion of our board of directors, except that the issuance of preferred stock must also be approved by a majority of our independent directors not otherwise interested in the transaction. Investors purchasing shares in the Offering likely will suffer dilution of their equity investment in us, in the event that we (1) sell shares in the Offering or sell additional shares in the future, including those issued pursuant to our DRIP, (2) sell securities that are convertible into shares of our common stock, (3) issue shares of our common stock in a private offering of securities to institutional investors, (4) issue shares of our common stock to our advisor, its successors or assigns in payment of an outstanding fee obligation as set forth under our advisory agreement or (5) issue shares of our common stock to sellers of properties acquired by us in connection with an exchange of limited partnership interests of our operating partnership. In addition, the partnership agreement of our operating partnership contains provisions that would allow, under certain circumstances, other entities, including other real estate programs sponsored by Cole Capital, to merge into or cause the exchange or conversion of their interest in that entity for interests of our operating partnership. Because the limited partnership interests of our operating partnership may, in the discretion of our board of directors, be exchanged for shares of our common stock, any merger, exchange or conversion between our operating partnership and another entity ultimately could result in the issuance of a substantial number of shares of our common stock, thereby diluting the percentage ownership interest of other stockholders.
Our UPREIT structure may result in potential conflicts of interest with limited partners in our operating partnership whose interests may not be aligned with those of our stockholders.
Our directors and officers have duties to our corporation and our stockholders under Maryland law in connection with their management of the corporation. At the same time, we, as general partner, have fiduciary duties under Delaware law to our operating partnership and to the limited partners in connection with the management of our operating partnership. If we admit outside limited partners to our operating partnership, our duties as general partner of our operating partnership and its partners may come into conflict with the duties of our directors and officers to the corporation and our stockholders. Under Delaware law, a general partner of a Delaware limited partnership owes its limited partners the duties of good faith and fair dealing. Other duties, including fiduciary duties, may be modified or eliminated in the partnership’s partnership agreement. The partnership agreement of our operating partnership provides that, for so long as we own a controlling interest in our operating partnership, any conflict that cannot be resolved in a manner not adverse to either our stockholders or the limited partners will be resolved in favor of our stockholders.
Additionally, the partnership agreement expressly limits our liability by providing that we and our officers, directors, agents and employees, will not be liable or accountable to our operating partnership for losses sustained, liabilities incurred or benefits not derived if we or our officers, directors, agents or employees acted in good faith. In addition, our operating partnership is required to indemnify us and our officers, directors, employees, agents and designees to the extent permitted by applicable law from and against any and all claims arising from operations of our operating partnership, unless it is established that: (1) the act or omission was committed in bad faith, was fraudulent or was the result of active and deliberate dishonesty; (2) the indemnified party received an improper personal benefit in money, property or services; or (3) in the case of a criminal proceeding, the indemnified person had reasonable cause to believe that the act or omission was unlawful.
The provisions of Delaware law that allow the fiduciary duties of a general partner to be modified by a partnership agreement have not been tested in a court of law, and we have not obtained an opinion of counsel covering the provisions set forth in the partnership agreement that purport to waive or restrict our fiduciary duties.
General Risks Related to Investments in Real Estate
Adverse economic, regulatory and geographic conditions that have an impact on the real estate market in general may prevent us from being profitable or from realizing growth in the value of our real estate properties.
Our operating results will be subject to risks generally incident to the ownership of real estate, including:

•	changes in international, national or local economic or geographic conditions;

•	changes in supply of or demand for similar or competing properties in an area;

•	changes in interest rates and availability of permanent mortgage funds that may render the sale of a property difficult or unattractive;

•	the illiquidity of real estate investments generally;

•	changes in tax, real estate, environmental and zoning laws; and

•	periods of high interest rates and tight money supply.
These risks and other factors may prevent us from being profitable, or from maintaining or growing the value of our real estate properties.
The demand for and profitability of our industrial properties may be adversely affected by fluctuations in manufacturing activity in the United States.
Our industrial properties may be adversely affected if manufacturing activity decreases in the United States. Trade agreements with foreign countries have given employers the option to utilize less expensive non-U.S. manufacturing workers. The outsourcing of manufacturing functions could lower the demand for our industrial properties. Moreover, an increase in the cost of raw materials or decrease in the demand for housing could cause a slowdown in manufacturing activity, such as furniture, textiles, machinery and chemical products, and our profitability may be adversely affected.
We are primarily dependent on single-tenant leases for our revenue and, accordingly, if we are unable to renew leases, lease vacant space, including vacant space resulting from tenant defaults, or re-lease space as leases expire on favorable terms or at all, our financial condition could be adversely affected.
We focus our investment activities on ownership of primarily freestanding, single-tenant commercial properties that are net leased to a single tenant. Therefore, the financial failure of, or other default by, a significant tenant or multiple tenants could cause a material reduction in our revenues and operating cash flows. In addition, to the extent that we enter into a master lease with a particular tenant, the termination of such master lease could affect each property subject to the master lease, resulting in the loss of revenue from all such properties.

Currently our only property is a single-tenant lease, which heightens this risk. We cannot assure our stockholders that our leases will be renewed or that we will be able to lease or re-lease the properties on favorable terms, or at all, or that lease terminations will not cause us to sell the properties at a loss. Any of our properties that become vacant could be difficult to re-lease or sell. We may experience vacancies either by the default of a tenant under its lease or the expiration of one of our leases. We typically must incur all of the costs of ownership for a property that is vacant. Upon or pending the expiration of leases at our current or future properties, we may be required to make rent or other concessions to tenants, or accommodate requests for renovations, remodeling and other improvements, in order to retain and attract tenants. Our current property or certain of our future properties may be specifically suited to the particular needs of a tenant (e.g., a distribution warehouse) and major renovations and expenditures may be required in order for us to re-lease the space for other uses. If the vacancies continue for a long period of time, we may suffer reduced revenues and increased costs, resulting in less cash available for distribution to our stockholders and unitholders. If we are unable to renew leases, lease vacant space, including vacant space resulting from tenant defaults, or re-lease space as leases expire on favorable terms or at all, our financial condition could be adversely affected.
We are subject to tenant, geographic and industry concentrations that make us more susceptible to adverse events with respect to certain tenants, geographic areas or industries.
As of December 31, 2016, we had derived 100% of our 2016 annualized rental income from Siemens Corporation, a manufacturing tenant located in Ohio.
Any adverse change in the financial condition of a tenant with whom we may have a significant credit concentration now or in the future, or any downturn of the economy in any state or industry in which we may have a significant credit concentration now or in the future, could result in a material reduction of our cash flows or material losses to us.
Our net leases may require us to pay property-related expenses that are not the obligations of our tenants.
Under the terms of the majority of our net leases, in addition to satisfying their rent obligations, our tenants will be responsible for the payment or reimbursement of property expenses such as real estate taxes, insurance and ordinary maintenance and repairs. However, under the provisions of certain existing leases and leases that we may enter into in the future with our tenants, we may be required to pay some or all of the expenses of the property, such as the costs of environmental liabilities, roof and structural repairs, real estate taxes, insurance, certain non-structural repairs and maintenance. If our properties incur significant expenses that must be paid by us under the terms of our leases, our business, financial condition and results of operations may be adversely affected and the amount of cash available to meet expenses and to pay distributions to our stockholders may be reduced.
If a major tenant (including our only current tenant) declares bankruptcy, we may be unable to collect balances due under relevant leases, which could have a material adverse effect on our financial condition and ability to pay distributions to our stockholders.
The bankruptcy or insolvency of our tenants may adversely affect the income produced by our properties. Under bankruptcy law, a tenant cannot be evicted solely because of its bankruptcy and has the option to assume or reject any unexpired lease. If the tenant rejects the lease, any resulting claim we have for breach of the lease (excluding collateral securing the claim) will be treated as a general unsecured claim. Our claim against the bankrupt tenant for unpaid and future rent will be subject to a statutory cap that might be substantially less than the remaining rent actually owed under the lease, and it is unlikely that a bankrupt tenant that rejects its lease would pay in full amounts it owes us under the lease. Even if a lease is assumed and brought current, we still run the risk that a tenant could condition lease assumption on a restructuring of certain terms, including rent, that would have an adverse impact on us. Any shortfall resulting from the bankruptcy of one or more of our tenants could adversely affect our cash flows and results of operations and could cause us to reduce the amount of distributions to our stockholders and unitholders.
In addition, the financial failure of, or other default by, one or more of the tenants to whom we have exposure could have an adverse effect on the results of our operations. While we evaluate the creditworthiness of our tenants by reviewing available financial and other pertinent information, there can be no assurance that any tenant will be able to make timely rental payments or avoid defaulting under its lease. If any of our tenants’ businesses experience significant adverse changes, they may fail to make rental payments when due, close a number of stores, exercise early termination rights (to the extent such rights are available to the tenant) or declare bankruptcy. A default by a significant tenant or multiple tenants could cause a material reduction in our revenues and operating cash flows. In addition, if a tenant defaults, we may incur substantial costs in protecting our investment.

If a sale-leaseback transaction is re-characterized in a tenant’s bankruptcy proceeding, our financial condition could be adversely affected.
We may enter into sale-leaseback transactions, whereby we would purchase a property and then lease the same property back to the person from whom we purchased it. In the event of the bankruptcy of a tenant, a transaction structured as a sale-leaseback might be re-characterized as either a financing or a joint venture, either of which outcomes could adversely affect our financial condition, cash flow and the amount available for distributions to our stockholders.
If the sale-leaseback were re-characterized as a financing, we would not be considered the owner of the property, and as a result would have the status of a creditor in relation to the tenant. In that event, we would no longer have the right to sell or encumber our ownership interest in the property. Instead, we would have a claim against the tenant for the amounts owed under the lease, with the claim arguably secured by the property. The tenant/debtor might have the ability to propose a plan restructuring the term, interest rate and amortization schedule of its outstanding balance. If confirmed by the bankruptcy court, we could be bound by the new terms, and prevented from foreclosing our lien on the property. If the sale-leaseback were re-characterized as a joint venture, we and our tenant could be treated as co-venturers with regard to the property. As a result, we could be held liable, under some circumstances, for debts incurred by the tenant relating to the property.
We have assumed, and in the future may assume, liabilities in connection with our property acquisitions, including unknown liabilities.
We have assumed existing liabilities, some of which may have been unknown or unquantifiable at the time of the transaction. Unknown liabilities might include liabilities for cleanup or remediation of undisclosed environmental conditions, claims of tenants or other persons dealing with the sellers prior to our acquisition of the properties, tax liabilities, and accrued but unpaid liabilities whether incurred in the ordinary course of business or otherwise. If the magnitude of such unknown liabilities is high, either singly or in the aggregate, it could adversely affect our business, financial condition, liquidity and results of operations.
Challenging economic conditions could adversely affect vacancy rates, which could have an adverse impact on our ability to make distributions and the value of an investment in our shares.
 Challenging economic conditions, the availability and cost of credit, turmoil in the mortgage market, and declining real estate markets may contribute to increased vacancy rates in the commercial real estate sector. If we experience vacancy rates that are higher than historical vacancy rates, we may have to offer lower rental rates and greater tenant improvements or concessions than expected. Increased vacancies may have a greater impact on us, as compared to REITs with other investment strategies, as our investment approach relies on long-term leases in order to provide a relatively stable stream of income for our stockholders. As a result, increased vacancy rates could have the following negative effects on us:

•	the values of our potential investments in commercial properties could decrease below the amount paid for such investments;

•	revenues from such properties could decrease due to low or no rental income during vacant periods, lower future rental rates and/or increase tenant improvement expenses or concessions;

•	ownership costs could increase;

•	revenues from such properties that secure loans could decrease, making it more difficult for us to meet our payment obligations; and/or

•	the resale value of such properties could decline.
 All of these factors could impair our ability to make distributions and decrease the value of an investment in our shares.
We may be unable to secure funds for future leasing commissions, tenant improvements or capital needs, which could adversely impact our ability to pay cash distributions to our stockholders.
When tenants do not renew their leases or otherwise vacate their space, it is usual that, in order to attract replacement tenants, we will be required to expend substantial funds for leasing commissions, tenant improvements and tenant refurbishments to the vacated space. In addition, although we expect that our leases with tenants will require tenants to pay routine property maintenance costs, we could be responsible for any major structural repairs, such as repairs to the foundation, exterior walls and rooftops. We will use substantially all of the net proceeds from the Offering to buy real estate and real estate-related investments and to pay various fees and expenses. We intend to reserve only approximately 0.1% of the gross proceeds from the Offering for future capital needs. Accordingly, if we need additional capital in the future to improve or maintain our properties or for any other reason, we will have to obtain funds from other sources, such as cash flow from operations, borrowings, property sales or future equity offerings. These sources of funding may not be available on attractive terms or at all. If we cannot procure additional funding for capital improvements, we may be required to defer necessary improvements to a property, which may cause that property to suffer from a greater risk of obsolescence or a decline in value, or a greater risk of decreased operating cash flows as a result of fewer potential tenants being attracted to the property. If this happens, our investments may generate lower cash flows or decline in value, or both.
Our properties may be subject to impairment charges.
We routinely evaluate our real estate investments for impairment indicators. The judgment regarding the existence of impairment indicators is based on factors such as market conditions, tenant performance and lease structure. For example, the early termination of, or default under, a lease by a tenant may lead to an impairment charge. Since our investment focus is on properties net leased to a single tenant, the financial failure of, or other default by, a single tenant under its lease may result in a significant impairment loss. If we determine that an impairment has occurred, we would be required to make a downward adjustment to the net carrying value of the property, which could have a material adverse effect on our results of operations in the period in which the impairment charge is recorded. Negative developments in the real estate market may cause management to reevaluate the business and macro-economic assumptions used in its impairment analysis. Changes in management’s assumptions based on actual results may have a material impact on the Company’s financial statements.
We may obtain only limited warranties when we purchase a property and typically have only limited recourse in the event our due diligence did not identify any issues that lower the value of our property.
The seller of a property often sells such property in its “as is” condition on a “where is” basis and “with all faults,” without any warranties of merchantability or fitness for a particular use or purpose. In addition, purchase agreements may contain only limited warranties, representations and indemnifications that will only survive for a limited period after the closing. The purchase of properties with limited warranties increases the risk that we may lose some or all of our invested capital in the property, as well as the loss of rental income from that property.
We may be unable to sell a property if or when we decide to do so, including as a result of uncertain market conditions, which could adversely impact our ability to make cash distributions to our stockholders.
Real estate investments are, in general, relatively illiquid and may become even more illiquid during periods of economic downturn. As a result, we may not be able to sell our properties quickly or on favorable terms in response to changes in the economy or other conditions when it otherwise may be prudent to do so. In addition, certain significant expenditures generally do not change in response to economic or other conditions, including debt service obligations, real estate taxes, and operating and maintenance costs. This combination of variable revenue and relatively fixed expenditures may result, under certain market conditions, in reduced earnings. Further, as a result of the 100% prohibited transactions tax applicable to REITs, we intend to hold our properties for investment, rather than primarily for sale in the ordinary course of business, which may cause us to forgo or defer sales of properties that otherwise would be favorable. Therefore, we may be unable to adjust our portfolio promptly in response to economic, market or other conditions, which could adversely affect our business, financial condition, liquidity and results of operations.
 Some of our leases may not contain rental increases over time, or the rental increases may be less than the fair market rate at a future point in time. When that is the case, the value of the leased property to a potential purchaser may not increase over time, which may restrict our ability to sell that property, or if we are able to sell that property, may result in a sale price less than the price that we paid to purchase the property.
We expect to hold the various real properties in which we invest until such time as we decide that a sale or other disposition is appropriate given our investment business objectives. Our ability to dispose of properties on advantageous terms or at all depends on certain factors beyond our control, including competition from other sellers and the availability of attractive financing for potential buyers of our properties. We cannot predict the various market conditions affecting real estate investments which will exist at any particular time in the future. Due to the uncertainty of market conditions which may affect the disposition of our properties, we cannot assure our stockholders that we will be able to sell such properties at a profit or at all in the future. Accordingly, the extent to which our stockholders will receive cash distributions and realize potential appreciation on our real estate investments will depend upon fluctuating market conditions. Furthermore, we may be required to expend funds to correct defects or to make improvements before a property can be sold. We cannot assure our stockholders that we will have funds available to correct such defects or to make such improvements.
Our investments in properties where the underlying tenant has a below investment grade credit rating, as determined by major credit rating agencies, or has an unrated tenant may have a greater risk of default.
Any investments in properties with tenants that are not rated or do not have an investment grade credit rating from a major ratings agency or are not affiliates of companies with investment grade ratings may have a greater risk of default and bankruptcy than investments in properties leased exclusively to investment grade tenants. When we invest in properties where the tenant does not have a publicly available credit rating, we will use certain credit assessment tools as well as rely on our own estimates of the tenant’s credit rating which includes reviewing the tenant’s financial information (e.g., financial ratios, net worth, revenue, cash flows, leverage and liquidity, if applicable). If our ratings estimates are inaccurate, the default or bankruptcy risk for the subject tenant may be greater than anticipated. If our lender or a credit rating agency disagrees with our ratings estimates, we may not be able to obtain our desired level of leverage or our financing costs may exceed those that we projected. This outcome could have an adverse impact on our returns on that asset and hence our operating results.
We are exposed to risks related to increases in market lease rates and inflation, as income from long-term leases is the primary source of our cash flow from operations.
We are exposed to risks related to increases in market lease rates and inflation, as income from long-term leases is the primary source of our cash flow from operations. Leases of long-term duration or which include renewal options that specify a maximum rate increase may result in below-market lease rates over time if we do not accurately estimate inflation or market lease rates. Provisions of our leases designed to mitigate the risk of inflation and unexpected increases in market lease rates, such as periodic rental increases, may not adequately protect us from the impact of inflation or unexpected increases in market lease rates. If we are subject to below-market lease rates on a significant number of our properties pursuant to long-term leases, our cash flow from operations and financial position may be adversely affected.
We may acquire or finance properties with lock-out provisions, which may prohibit us from selling a property, or may require us to maintain specified debt levels for a period of years on some properties.
 A lock-out provision is a provision that prohibits the prepayment of a loan during a specified period of time. Lock-out provisions may include terms that provide strong financial disincentives for borrowers to prepay their outstanding loan balance and exist in order to protect the yield expectations of investors. We expect that many of our properties that become subject to loans will be subject to lock-out provisions. Lock-out provisions could materially restrict us from selling or otherwise disposing of or refinancing properties when we may desire to do so. Lock-out provisions may prohibit us from reducing the outstanding indebtedness with respect to any properties, refinancing such indebtedness at maturity, or increasing the amount of indebtedness with respect to such properties. Lock-out provisions could impair our ability to take other actions during the lock-out period that could be in the best interests of our stockholders and, therefore, may have an adverse impact on the value of our shares relative to the value that would result if the lock-out provisions did not exist. In particular, lock-out provisions could preclude us from participating in major transactions that could result in a disposition of our assets or a change of control even though that disposition or change of control might be in the best interests of our stockholders.
Increased operating expenses could reduce cash flow from operations and funds available to acquire investments or make distributions.
Our property and future properties are subject to operating risks common to real estate in general, any or all of which may negatively affect us. If any property is not fully occupied or if rents are being paid in an amount that is insufficient to cover operating expenses that are the landlord’s responsibility under the lease, we could be required to expend funds in excess of such rents with respect to that property for operating expenses. Our property and future properties are subject to increases in tax rates, utility costs, insurance costs, repairs and maintenance costs, administrative costs and other operating and ownership expenses. Some of our property leases may not require the tenants to pay all or a portion of these expenses, in which event we may have to pay these costs. If we are unable to lease properties on terms that require the tenants to pay all or some of the properties’ operating expenses, if our tenants fail to pay these expenses as required or if expenses we are required to pay exceed our expectations, we could have less funds available for future acquisitions or cash available for distributions to our stockholders.
The market environment may adversely affect our operating results, financial condition and ability to pay distributions to our stockholders.
Any deterioration of domestic or international financial markets could impact the availability of credit or contribute to rising costs of obtaining credit and therefore, could have the potential to adversely affect the value of our properties and other investments, the availability or the terms of financing that we may anticipate utilizing, our ability to make principal and interest payments on, or refinance, certain property acquisitions or refinance any debt at maturity, and/or, for our leased properties, the ability of our tenants to enter into new leasing transactions or satisfy their obligations, including the payment of rent, under existing leases. The market environment also could affect our operating results and financial condition as follows:

•
Debt Markets — The debt market is sensitive to the macro environment, such as Federal Reserve policy, market sentiment, or regulatory factors affecting the banking and commercial mortgage backed securities (“CMBS”)

industries. Should overall borrowing costs increase, due to either increases in index rates or increases in lender spreads, our operations may generate lower returns.

•
Real Estate Markets — While incremental demand growth has helped to reduce vacancy rates and support modest rental growth in recent years, and while improving fundamentals have resulted in gains in property values, in many markets property values, occupancy and rental rates continue to be below those previously experienced before the most recent economic downturn. If recent improvements in the economy reverse course, the properties we acquire could substantially decrease in value after we purchase them. Consequently, we may not be able to recover the carrying amount of our properties, which may require us to recognize an impairment charge or record a loss on sale in our earnings.

Real estate-related taxes may increase, and if these increases are not passed on to tenants, our income will be reduced.
Local real property tax assessors may reassess our properties, which may result in increased taxes. Generally, property taxes increase as property values or assessment rates change, or for other reasons deemed relevant by property tax assessors. An increase in the assessed valuation of a property for real estate tax purposes will result in an increase in the related real estate taxes on that property. Although some tenant leases may permit us to pass through such tax increases to the tenants for payment, renewal leases or future leases may not be negotiated on the same basis. Tax increases not passed through to tenants may adversely affect our income, cash available for distributions, and the amount of distributions to our stockholders.
Covenants, conditions and restrictions may restrict our ability to operate a property.
Some of our properties may be contiguous to other parcels of real property, comprising part of the same industrial center or office park. In connection with such properties, we will be subject to significant covenants, conditions and restrictions, known as “CC&Rs,” restricting the operation of such properties and any improvements on such properties, and related to granting easements on such properties. Compliance with CC&Rs may adversely affect the types of tenants we are able to attract to such properties, our operating costs and reduce the amount of funds that we have available to pay distributions to our stockholders.
Acquisitions of build-to-suit properties will be subject to additional risks related to properties under development.
We may engage in build-to-suit programs and the acquisition of properties under development. In connection with these acquisitions, we will enter into purchase and sale arrangements with sellers or developers of suitable properties under development or construction. In such cases, we are generally obligated to purchase the property at the completion of construction, provided that the construction conforms to definitive plans, specifications, and costs approved by us in advance. We may also engage in development and construction activities involving existing properties, including the expansion of existing facilities (typically at the request of a tenant) or the development or build-out of vacant space at office and industrial properties. We may advance significant amounts in connection with certain development projects.
As a result, we are subject to potential development risks and construction delays and the resultant increased costs and risks, as well as the risk of loss of certain amounts that we have advanced should a development project not be completed. To the extent that we engage in development or construction projects, we may be subject to uncertainties associated with obtaining permits or re-zoning for development, environmental and land use concerns of governmental entities and/or community groups, and the builder’s ability to build in conformity with plans, specifications, budgeted costs and timetables. If a developer or builder fails to perform, we may terminate the purchase, modify the construction contract or resort to legal action to compel performance (or in certain cases, we may elect to take over the project and pursue completion of the project ourselves). A developer’s or builder’s performance may also be affected or delayed by conditions beyond that party’s control. Delays in obtaining permits or completion of construction could also give tenants the right to terminate preconstruction leases.
We may incur additional risks if we make periodic progress payments or other advances to builders before they complete construction. These and other such factors can result in increased project costs or the loss of our investment. Although we rarely will engage in construction activities relating to space that is not already leased to one or more tenants, to the extent that we do so, we may be subject to normal lease-up risks relating to newly constructed projects. We also will rely on rental income and expense projections and estimates of the fair market value of the property upon completion of construction when agreeing upon a price at the time we acquire the property. If these projections are inaccurate, we may pay too much for a property and our return on our investment could suffer. If we contract with a development company for a newly developed property, there is a risk that money advanced to that development company for the project may not be fully recoverable if the developer fails to successfully complete the project.

Our operating results may be negatively affected by potential development and construction delays and resultant increased costs and risks.
We may use proceeds from the Offering to acquire properties upon which we will construct improvements. If we engage in development or construction projects, we will be subject to uncertainties associated with re-zoning for development, environmental and land use concerns of governmental entities and/or community groups, and our builder’s ability to build in conformity with plans, specifications, budgeted costs, and timetables. If a builder fails to perform, we may resort to legal action to rescind the purchase or the construction contract or to compel performance. A builder’s performance may also be affected or delayed by conditions beyond the builder’s control. Delays in completion of construction could also give tenants the right to terminate preconstruction leases. We may incur additional risks if we make periodic progress payments or other advances to builders before they complete construction. These and other such factors can result in increased costs of a project or loss of our investment. In addition, we will be subject to normal lease-up risks relating to newly constructed projects. We also must rely on rental income and expense projections and estimates of the fair market value of property upon completion of construction when agreeing upon a price at the time we acquire the property. If our projections are inaccurate, we may pay too much for a property, and our return on our investment could suffer.
We may invest in unimproved real property. Returns from development of unimproved properties are also subject to risks associated with re-zoning the land for development and environmental and land use concerns of governmental entities and/or community groups.
If we purchase an option to acquire a property but do not exercise the option, we likely would forfeit the amount we paid for such option, which would reduce the amount of cash we have available to make other investments.
In determining whether to purchase a particular property, we may obtain an option to purchase such property. The amount paid for an option, if any, normally is forfeited if the property is not purchased and normally is credited against the purchase price if the property is purchased. If we purchase an option to acquire a property but do not exercise the option, we likely would forfeit the amount we paid for such option, which would reduce the amount of cash we have available to make other investments.
Competition with third parties in acquiring, leasing or selling properties and other investments may reduce our profitability and the return on our stockholders’ investment.
We compete with many other entities engaged in real estate investment activities, including individuals, corporations, bank and insurance company investment accounts, other REITs, real estate limited partnerships, and other entities engaged in real estate investment activities, many of which have greater resources than we do. Larger competitors may enjoy significant advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies. In addition, the number of entities and the amount of funds competing for suitable investments may increase. Any such increase would result in increased demand for these assets and therefore increased prices paid for them. If we pay higher prices for properties and other investments as a result of competition with third parties without a corresponding increase in tenant lease rates, our profitability will be reduced, and our stockholders may experience a lower return on their investment.
We also are subject to competition in the leasing of our properties. Many of our competitors own properties similar to ours in the same markets in which our properties are located. If one of our properties is nearing the end of the lease term or becomes vacant and our competitors (which could include funds sponsored by affiliates of our advisor) offer space at rental rates below current market rates or below the rental rates we currently charge our tenants, we may lose existing or potential tenants and we may be pressured to reduce our rental rates below those we currently charge or to offer substantial rent concessions in order to retain tenants when such tenants’ leases expire or to attract new tenants.
In addition, if our competitors sell assets similar to assets we intend to sell in the same markets and/or at valuations below our valuations for comparable assets, we may be unable to dispose of our assets at all or at favorable pricing or on favorable terms. As a result of these actions by our competitors, our business, financial condition, liquidity and results of operations may be adversely affected.
Costs of complying with environmental laws and regulations may adversely affect our income and the cash available for any distributions.
All real property and the operations conducted on real property are subject to federal, state and local laws, ordinances and regulations relating to environmental protection and human health and safety. These laws and regulations generally govern wastewater discharges, air emissions, the operation and removal of underground and above-ground storage tanks, the use, storage, treatment, transportation and disposal of hazardous materials, and the remediation of any associated contamination. Some of these laws and regulations may impose joint and several liability on tenants, current or previous owners or operators for the costs of investigation or remediation of contaminated properties, regardless of fault or whether the acts causing the contamination were legal. This liability could be substantial. In addition, such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Environmental laws also may impose restrictions on the manner in which the property may be used or businesses may be operated, and these restrictions may require substantial expenditures and/or adversely affect the value of the property. Environmental laws provide for sanctions in the event of noncompliance and may be enforced by governmental agencies or, in certain circumstances, by private parties. Certain environmental laws and common law principles could be used to impose liability for release of and exposure to hazardous substances, and third parties may seek recovery from owners or operators of real properties for personal injury or property damage associated with exposure to released hazardous substances. The presence of hazardous substances, or the failure to properly remediate these substances, may adversely affect our ability to sell or rent such property or to use such property as collateral for future borrowing.
Compliance with new or more stringent laws or regulations or stricter interpretation of existing laws may require material expenditures by us. Future laws, ordinances or regulations may impose material environmental liability. Additionally, our properties may be affected by our tenants’ operations, the existing condition of land when we buy it, operations in the vicinity of our properties, such as the presence of underground storage tanks, or activities of unrelated third parties. In addition, there are various local, state and federal fire, health, life-safety and similar regulations that we may be required to comply with, and that may subject us to liability in the form of fines or damages for noncompliance. Any material expenditures, fines, or damages we must pay will reduce our ability to make distributions to our stockholders and may reduce the value of their investment.
We intend to invest primarily in properties historically used for corporate purposes. Some of these properties may contain at the time of our investment, or may have contained prior to our investment, underground storage tanks for the storage of petroleum products and other hazardous or toxic substances. Certain of our future properties may be on or adjacent to or near other properties upon which others have engaged, or may engage in the future, in activities that may release petroleum products or other hazardous or toxic substances.
From time to time, we may acquire properties, or interests in properties, with known adverse environmental conditions where we believe that the environmental liabilities associated with these conditions are quantifiable and that the acquisition will yield a superior risk-adjusted return. In such an instance, we will estimate the costs of environmental investigation, clean-up and monitoring in determining the purchase price. Further, in connection with property dispositions, we may agree to remain responsible for, and to bear the cost of, remediating or monitoring certain environmental conditions on the properties.
We may not obtain an independent third-party environmental assessment for every property we acquire. In addition, any such assessment that we do obtain may not reveal all environmental liabilities. The cost of defending against claims of liability, of compliance with environmental regulatory requirements, of remediating any contaminated property, or of paying personal injury claims would adversely affect our business, assets or results of operations and, consequently, amounts available for distribution to our stockholders.
If we sell properties by providing financing to purchasers, defaults by the purchasers would adversely affect our cash flow from operations.
In some instances we may sell our properties by providing financing to purchasers. When we provide financing to purchasers, we will bear the risk that the purchaser may default on its obligations under the financing, which could negatively impact cash flow from operations. Even in the absence of a purchaser default, the distribution of sale proceeds or their reinvestment in other assets will be delayed until the promissory notes or other property we may accept upon the sale are actually paid, sold, refinanced or otherwise disposed of. In some cases, we may receive initial down payments in cash and other property in the year of sale in an amount less than the selling price, and subsequent payments will be spread over a number of years. If any purchaser defaults under a financing arrangement with us, it could negatively impact our ability to pay cash distributions to our stockholders.
Changes in U.S. accounting standards regarding operating leases may make the leasing of our properties less attractive to our potential tenants, which could reduce overall demand for our leasing services.
Under current authoritative accounting guidance for leases, a lease is classified by a tenant as a capital lease if the significant risks and rewards of ownership are considered to reside with the tenant. Under capital lease accounting for a tenant, both the leased asset and liability are reflected on its balance sheet. If the lease does not meet the criteria for a capital lease, the lease is to be considered an operating lease by the tenant, and the obligation does not appear on the tenant’s balance sheet; rather, the contractual future minimum payment obligations are only disclosed in the footnotes thereto. Thus, entering into an operating lease can appear to enhance a tenant’s balance sheet in comparison to direct ownership. The Financial Accounting Standards Board (the “FASB”) and the International Accounting Standards Board conducted a joint project to re-evaluate lease accounting. In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, Leases (“ASU 2016-02”), which will require that a tenant recognize assets and liabilities on the balance sheet for all leases with a lease term of more than 12 months, with the result being the recognition of a right of use asset and a lease liability and the disclosure of key information about the entity's leasing arrangements. These and other potential changes to the accounting guidance could affect both our accounting for leases as well as that of our current and potential tenants. These changes may affect how our real estate leasing business is conducted. For example, with the ASU 2016-02 revision, companies may be less willing to enter into leases in general or desire to enter into leases with shorter terms because the apparent benefits to their balance sheets under current practice could be reduced or eliminated. This impact in turn could make it more difficult for us to enter into leases on terms we find favorable. The amendments in ASU 2016-02 are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the impact ASU 2016-02 will have on its consolidated financial statements.
Our costs associated with complying with the Americans with Disabilities Act of 1990, as amended, may affect cash available for distributions.
Our properties are subject to the Americans with Disabilities Act of 1990, as amended (the “Disabilities Act”). Under the Disabilities Act, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons. The Disabilities Act has separate compliance requirements for “public accommodations” and “commercial facilities” that generally require that buildings and services be made accessible and available to people with disabilities. The Disabilities Act’s requirements could require removal of access barriers and could result in the imposition of injunctive relief, monetary penalties, or, in some cases, an award of damages. We may not be able to acquire properties that comply with the Disabilities Act or allocate responsibilities for compliance on the seller or other third party, such as a tenant. If we cannot, our funds used for Disabilities Act compliance may affect cash available for distributions and the amount of distributions to our stockholders.
Risks Associated with Debt Financing
We have incurred mortgage indebtedness and other borrowings, which may increase our business risks, hinder our ability to make distributions, and decrease the value of our stockholders’ investment.
We have acquired real estate and may acquire other real estate-related investments by borrowing new funds. In addition, we have incurred mortgage debt and pledged some of our real properties as security for that debt to obtain funds to acquire additional real properties and other investments and to pay distributions to our stockholders. We may borrow additional funds if we need funds to satisfy the REIT tax qualification requirement that we distribute at least 90% of our annual REIT taxable income to our stockholders. We may also borrow additional funds if we otherwise deem it necessary or advisable to assure that we qualify and maintain our qualification as a REIT for U.S. federal income tax purposes.
Our advisor believes that utilizing borrowing is consistent with our investment objective of maximizing the return to investors. There is no limitation on the amount we may borrow against any individual property or other investment. However, under our charter, we are required to limit our borrowings to 75% of the cost (before deducting depreciation or other non-cash reserves) of our gross assets, unless excess borrowing is approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report, along with justification for such excess borrowing. Moreover, our board of directors has adopted a policy to further limit our borrowings to 60% of the greater of cost (before deducting depreciation or other non-cash reserves) or fair market value of our gross assets, unless such excess borrowing is approved by a majority of our independent directors and disclosed to our stockholders in the next quarterly report, along with a justification for such excess borrowing. A majority of our board of directors (including a majority of the independent directors) has determined that, as a general policy, borrowing in excess of 60% of the greater of cost (before deducting depreciation or other non-cash reserves) or fair market value of our gross assets is justified and in the best interests of us and our stockholders during our capital raising stage. Our borrowings will not exceed 300% of our net assets as of the date of any borrowing, which is the maximum level of indebtedness permitted under the NASAA REIT Guidelines and our charter; however, we may exceed that limit if approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report, along with a justification for such excess borrowing. We expect that during the period of the Offering, high debt levels would cause us to incur higher interest charges, would result in higher debt service payments, and could be accompanied by restrictive covenants. These factors could limit the amount of cash we have available to distribute to our stockholders and could result in a decline in the value of our stockholders’ investment.
We do not intend to incur mortgage debt on a particular property unless we believe the property’s projected operating cash flows are sufficient to service the mortgage debt. However, if there is a shortfall between the cash flow from a property and the cash flow needed to service mortgage debt on a property, the amount available for distributions to our stockholders may be reduced. In addition, incurring mortgage debt increases the risk of loss since defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. In that case, we could lose the property securing the loan that is in default, thus reducing the value of our stockholders’ investments. For tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds from the foreclosure. In such event, we may be unable to pay the amount of distributions required in order to qualify and maintain our qualification as a REIT. We may give full or partial guarantees to lenders of recourse mortgage debt to the entities that own our properties. If we provide a guaranty on behalf of an entity that owns one of our properties, we will be responsible to the lender for satisfaction of the debt if it is not paid by such entity and with respect to any such property that is vacant, potentially be responsible for any property-related costs such as real estate taxes, insurance and maintenance, which costs will likely increase if the lender does not timely exercise its remedies. If any mortgages contain cross-collateralization or cross-default provisions, a default on a single property could affect multiple properties. If any of our properties are foreclosed upon due to a default, our ability to pay cash distributions to our stockholders will be adversely affected, which could result in our losing our REIT status and would result in a decrease in the value of our stockholders’ investment.
We intend to rely on external sources of capital to fund future capital needs, and if we encounter difficulty in obtaining such capital, we may not be able to meet maturing obligations or make any additional investments.
In order to qualify and maintain our qualification as a REIT under the Internal Revenue Code, we are required, among other things, to distribute annually to our stockholders at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding any net capital gain. Because of this dividend requirement, we may not be able to fund from cash retained from operations all of our future capital needs, including capital needed to refinance maturing obligations or make investments.
The capital and credit markets have experienced extreme volatility and disruption in recent years. Market volatility and disruption could hinder our ability to obtain new debt financing or refinance our maturing debt on favorable terms or at all or to raise debt and equity capital. Our access to capital will depend upon a number of factors, including:

•	general market conditions;

•	the market’s perception of our future growth potential;

•	the extent of investor interest;

•	analyst reports about us and the REIT industry;

•	the general reputation of REITs and the attractiveness of their equity securities in comparison to other equity securities, including securities issued by other real estate-based companies;

•	our financial performance and that of our tenants;

•	our current debt levels;

•	our current and expected future earnings; and

•	our cash flow and cash dividends, including our ability to satisfy the dividend requirements applicable to REITs.
If we are unable to obtain needed capital on satisfactory terms or at all, we may not be able to meet our obligations and commitments as they mature or make any additional investments.
High interest rates may make it difficult for us to finance or refinance properties, which could reduce the number of properties we can acquire and the amount of cash distributions we can make to our stockholders.
We run the risk of being unable to finance or refinance our properties on favorable terms or at all. If interest rates are higher when we desire to mortgage our properties or when existing loans come due and the properties need to be refinanced, we may not be able to finance the properties and we would be required to use cash to purchase or repay outstanding obligations. Our inability to use debt to finance or refinance our properties could reduce the number of properties we can acquire, which could reduce our operating cash flows and the amount of cash distributions we can make to our stockholders. Higher costs of capital also could negatively impact operating cash flows and returns on our investments.
Increases in interest rates could increase the amount of our debt payments and adversely affect our ability to pay distributions to our stockholders.
We have incurred indebtedness, and in the future may incur additional indebtedness, that bears interest at a variable rate. To the extent that we incur variable rate debt, increases in interest rates would increase our interest costs, which could reduce our operating cash flows and our ability to pay distributions to our stockholders. In addition, if we need to repay existing debt during periods of rising interest rates, we could be required to liquidate one or more of our investments at times that may not permit realization of the maximum return on such investments.
We may not be able to generate sufficient cash flow to meet our debt service obligations.
Our ability to make payments on and to refinance our indebtedness, and to fund our operations, working capital and capital expenditures, depends on our ability to generate cash. To a certain extent, our cash flow is subject to general economic, industry, financial, competitive, operating, legislative, regulatory and other factors, many of which are beyond our control.
We cannot assure our stockholders that our business will generate sufficient cash flow from operations or that future sources of cash will be available to us in an amount sufficient to enable us to pay amounts due on our indebtedness or to fund our other liquidity needs.
Additionally, if we incur additional indebtedness in connection with any future acquisitions or development projects or for any other purpose, our debt service obligations could increase. We may need to refinance all or a portion of our indebtedness before maturity. Our ability to refinance our indebtedness or obtain additional financing will depend on, among other things:

•	our financial condition and market conditions at the time;

•	restrictions in the agreements governing our indebtedness

•	general economic and capital market conditions;

•	the availability of credit from banks or other lenders; and

•	our results of operations.

As a result, we may not be able to refinance our indebtedness on commercially reasonable terms, or at all. If we do not generate sufficient cash flow from operations, and additional borrowings or refinancings or proceeds of asset sales or other sources of cash are not available to us, we may not have sufficient cash to enable us to meet all of our obligations. Accordingly, if we cannot service our indebtedness, we may have to take actions such as seeking additional equity, or delaying any strategic acquisitions and alliances or capital expenditures, any of which could have a material adverse effect on our operations.
Lenders may require us to enter into restrictive covenants relating to our operations, which could limit our ability to make distributions to our stockholders.
In connection with providing us financing, a lender could impose restrictions on us that affect our distribution and operating policies and our ability to incur additional debt. In general, our loan agreements restrict our ability to encumber or otherwise transfer our interest in the respective property without the prior consent of the lender. Loan documents we enter into may contain covenants that limit our ability to further mortgage the property, discontinue insurance coverage or replace CCI III Advisors as our advisor. These or other limitations imposed by a lender may adversely affect our flexibility and our ability to achieve our investment and operating objectives, which could limit our ability to make distributions to our stockholders.
Interest-only indebtedness may increase our risk of default and ultimately may reduce our funds available for distribution to our stockholders.
We may finance some of our property acquisitions using interest-only mortgage indebtedness. During the interest-only period, the amount of each scheduled payment will be less than that of a traditional amortizing mortgage loan. The principal balance of the mortgage loan will not be reduced (except in the case of prepayments) because there are no scheduled monthly payments of principal during this period. After the interest-only period, we will be required either to make scheduled payments of amortized principal and interest or to make a lump-sum or “balloon” payment at maturity. These required principal or balloon payments will increase the amount of our scheduled payments and may increase our risk of default under the related mortgage loan. If the mortgage loan has an adjustable interest rate, the amount of our scheduled payments also may increase at a time of rising interest rates. Increased payments and substantial principal or balloon maturity payments will reduce the funds available for distribution to our stockholders because cash otherwise available for distribution will be required to pay principal and interest associated with these mortgage loans.
Our ability to make a balloon payment at maturity is uncertain and may depend upon our ability to obtain additional financing or our ability to sell the property. At the time the balloon payment is due, we may or may not be able to refinance the loan on terms as favorable as the original loan or sell the property at a price sufficient to make the balloon payment. The effect of a refinancing or sale could affect the rate of return to stockholders and the projected time of disposition of our assets. In addition, payments of principal and interest made to service our debts may leave us with insufficient cash to pay the distributions that we are required to pay to maintain our qualification as a REIT. Any of these results would have a significant, negative impact on our stockholders’ investment.

To hedge against exchange rate and interest rate fluctuations, we may use derivative financial instruments that may be costly and ineffective and may reduce the overall returns on our stockholders’ investment.
We may use derivative financial instruments to hedge our exposure to changes in exchange rates and interest rates on loans secured by our assets and investments in CMBS. Derivative instruments may include interest rate swap contracts, interest rate caps or floor contracts, rate lock arrangements, futures or forward contracts, options or repurchase agreements. Our actual hedging decisions will be determined in light of the facts and circumstances existing at the time of the hedge and may differ from time to time.
To the extent that we use derivative financial instruments to hedge against exchange rate and interest rate fluctuations, we will be exposed to credit risk, market risk, basis risk and legal enforceability risks. In this context, credit risk is the failure of the counterparty to perform under the terms of the derivative contract. If the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us. Market risk includes the adverse effect on the value of the financial instrument resulting from a change in interest rates. Basis risk occurs when the index upon which the contract is based is more or less variable than the index upon which the hedged asset or liability is based, thereby making the hedge less effective. Finally, legal enforceability risks encompass general contractual risks, including the risk that the counterparty will breach the terms of, or fail to perform its obligations under, the derivative contract. If we are unable to manage these risks effectively, our results of operations, financial condition and ability to pay distributions to our stockholders will be adversely affected.
Risks Associated with Investments in Mortgage, Bridge and Mezzanine Loans and Real Estate-Related Securities
Investing in mortgage, bridge or mezzanine loans could adversely affect our return on our loan investments.
We may make or acquire mortgage, bridge or mezzanine loans, or participations in such loans, to the extent our advisor determines that it is advantageous for us to do so. However, if we make or invest in mortgage, bridge or mezzanine loans, we will be at risk of defaults on those loans caused by many conditions beyond our control, including local and other economic conditions affecting real estate values and interest rate levels. If there are defaults under these loans, we may not be able to repossess and sell quickly any properties securing such loans. An action to foreclose on a property securing a loan is regulated by state statutes and regulations and is subject to many of the delays and expenses of any lawsuit brought in connection with the foreclosure if the defendant raises defenses or counterclaims. In the event of default by a mortgagor, these restrictions, among other things, may impede our ability to foreclose on or sell the mortgaged property or to obtain proceeds sufficient to repay all amounts due to us on the loan, which could reduce the value of our investment in the defaulted loan.
We are subject to risks relating to real estate-related securities, including CMBS.
Real estate-related securities are often unsecured and also may be subordinated to other obligations of the issuer. As a result, investments in real estate-related securities may be subject to risks of (1) limited liquidity in the secondary trading market in the case of unlisted or thinly traded securities, (2) substantial market price volatility resulting from changes in prevailing interest rates in the case of traded equity securities, (3) subordination to the prior claims of banks and other senior lenders to the issuer, (4) the operation of mandatory sinking fund or call/redemption provisions during periods of declining interest rates that could cause the issuer to reinvest redemption proceeds in lower yielding assets, (5) the possibility that earnings of the issuer or that income from collateral may be insufficient to meet debt service and distribution obligations and (6) the declining creditworthiness and potential for insolvency of the issuer during periods of rising interest rates and economic slowdown or downturn. These risks may adversely affect the value of outstanding real estate-related securities and the ability of the obliged parties to repay principal and interest or make distribution payments.
CMBS are securities that evidence interests in, or are secured by, a single commercial mortgage loan or a pool of commercial mortgage loans. Accordingly, these securities are subject to the risks above and all of the risks of the underlying mortgage loans. CMBS are issued by investment banks and non-regulated financial institutions, and are not insured or guaranteed by the U.S. government. The value of CMBS may change due to shifts in the market’s perception of issuers and regulatory or tax changes adversely affecting the mortgage securities market as a whole and may be negatively impacted by any dislocation in the mortgage-backed securities market in general.
CMBS are also subject to several risks created through the securitization process. Subordinate CMBS are paid interest only to the extent that there are funds available to make payments. To the extent the collateral pool includes delinquent loans, there is a risk that interest payments on subordinate CMBS will not be fully paid. Subordinate CMBS are also subject to greater credit risk than those CMBS that are more highly rated. In certain instances, third-party guarantees or other forms of credit support can reduce the credit risk.

U.S. Federal Income and Other Tax Risks
Failure to qualify and maintain our qualification as a REIT for U.S. federal income tax purposes would adversely affect our operations and our ability to make distributions.
We have not yet elected to be taxed as a REIT, although we intend to qualify and elect to be taxed as a REIT beginning with our taxable year ending December 31, 2017. Our future qualification as a REIT will depend upon our ability to meet requirements regarding our organization and ownership, distributions of our income, the nature and diversification of our income, and assets and other tests imposed by the Internal Revenue Code. Future legislative, judicial or administrative changes to the U.S. federal income tax laws could be applied retroactively, which could result in our disqualification as a REIT. If we fail to qualify as a REIT for any taxable year, we will be subject to U.S. federal income tax on our taxable income at corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year of losing our REIT status. Failing to obtain or losing our REIT status would reduce our net earnings available for investment or distribution to our stockholders because of the additional tax liability. In addition, distributions to our stockholders would not qualify for the dividends paid deduction, and we would not be required to make distributions. If we fail to obtain or lose our REIT status, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax. Our failure to qualify as a REIT would adversely affect the return on our stockholders’ investment.
Re-characterization of sale-leaseback transactions may cause us to fail to obtain or lose our REIT status.
We may purchase properties and lease them back to the sellers of such properties. We would characterize such a sale-leaseback transaction as a “true lease,” which treats the lessor as the owner of the property for U.S. federal income tax purposes. In the event that any sale-leaseback transaction is challenged by the IRS and re-characterized as a financing transaction or loan for U.S. federal income tax purposes, deductions for depreciation and cost recovery relating to such property would be disallowed. If a sale-leaseback transaction were so re-characterized, we might fail to satisfy the REIT qualification “asset tests” or the “income tests” and, consequently, fail to obtain or lose our REIT status effective with the year of re-characterization. Alternatively, such a re-characterization could cause the amount of our REIT taxable income to be recalculated, which might also cause us to fail to meet the distribution requirement for a taxable year and thus fail to obtain or lose our REIT status.
Our stockholders may have current tax liability on distributions they elect to reinvest in our common stock.
If our stockholders participate in our DRIP, they will be deemed to have received, and for income tax purposes will be taxed on, the amount reinvested in shares of our common stock that does not represent a return of capital. In addition, our stockholders may be treated, for tax purposes, as having received an additional distribution to the extent the shares are purchased at a discount from fair market value. Such an additional deemed distribution could cause our stockholders to be subject to additional income tax liability. Unless our stockholders are a tax-exempt entity, they may have to use funds from other sources to pay their tax liability arising as a result of the distributions reinvested in our shares.
Dividends payable by REITs generally do not qualify for the reduced tax rates available for some dividends.
Currently, the maximum U.S. federal income tax rate applicable to qualified dividend income payable to U.S. stockholders that are individuals, trusts and estates is 20% (exclusive of the net investment income tax, if applicable). Dividends payable by REITs, however, generally are not eligible for this reduced rate. Although this does not adversely affect the taxation of REITs or dividends payable by REITs, the more favorable rates applicable to regular corporate qualified dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our common stock. Tax rates could be changed in future legislation.
We may be subject to adverse legislative or regulatory tax changes that could increase our tax liability or reduce our operating flexibility.
In recent years, numerous legislative, judicial and administrative changes have been made in the provisions of U.S. federal income tax laws applicable to investments similar to an investment in shares of our common stock. Additional changes to the tax laws are likely to continue to occur, and we cannot assure our stockholders that any such changes will not adversely affect our taxation and our ability to qualify as a REIT or the taxation of a stockholder. Any such changes could have an adverse effect on an investment in our shares or on the market value or the resale potential of our assets. Our stockholders are urged to consult with their tax advisor with respect to the impact of recent legislation on their investment in our shares and the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our shares.

Although REITs generally receive better tax treatment than entities taxed as regular corporations, it is possible that future legislation would result in a REIT having fewer tax advantages, and it could become more advantageous for a company that invests in real estate to elect to be treated for U.S. federal income tax purposes as a regular corporation. As a result, our charter provides our board of directors with the power, under certain circumstances, to revoke or otherwise terminate our REIT election and cause us to be taxed as a regular corporation, without the vote of our stockholders. Our board of directors has fiduciary duties to us and our stockholders and could only cause such changes in our tax treatment if it determines in good faith that such changes are in the best interests of our stockholders.
In addition, according to publicly released statements, a top legislative priority of the new U.S. administration and the current Congress may be significant reform of the Internal Revenue Code, including significant changes to taxation of business entities and the deductibility of interest expense.  There is a substantial lack of clarity around the likelihood, timing and details of any such tax reform and the impact of any potential tax reform on our business.
If we fail to invest a sufficient amount of the net proceeds from selling our common stock in real estate assets within one year from the receipt of the proceeds, we could fail to qualify as a REIT.
Temporary investment of the net proceeds from sales of our common stock in short-term securities and income from such investment generally will allow us to satisfy various REIT income and asset requirements, but only during the one-year period beginning on the date we receive the net proceeds. If we are unable to invest a sufficient amount of the net proceeds from sales of our common stock in qualifying real estate assets within such one-year period, we could fail to satisfy one or more of the gross income or asset tests and/or we could be limited to investing all or a portion of any remaining funds in cash or cash equivalents. If we fail to satisfy any such income or asset test, unless we are entitled to relief under certain provisions of the Internal Revenue Code, we could fail to qualify as a REIT.
In certain circumstances, we may be subject to certain federal, state and local taxes as a REIT, which would reduce our cash available for distribution to our stockholders.
Even if we qualify and maintain our status as a REIT, we may be subject to certain federal, state and local taxes. For example, net income from the sale of properties that are “dealer” properties sold by a REIT (a “prohibited transaction” under the Internal Revenue Code) will be subject to a 100% excise tax. Additionally, if we are not able to make sufficient distributions to eliminate our REIT taxable income, we may be subject to tax as a corporation on our undistributed REIT taxable income. We may also decide to retain income we earn from the sale or other disposition of our property and pay income tax directly on such income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. However, stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability. We may also be subject to state and local taxes on our income or property, either directly or at the level of our operating partnership or at the level of the other entities through which we indirectly own our assets. Any federal, state or local taxes we pay will reduce our cash available for distribution to our stockholders.
If our operating partnership or certain other subsidiaries fail to maintain their status as disregarded entities or partnerships, their income may be subject to taxation, which would reduce the cash available to us for distribution to our stockholders.
We intend to cause CCI III OP, our operating partnership, to maintain its current status as an entity separate from us (a disregarded entity), or in the alternative, a partnership for U.S. federal income tax purposes. Our operating partnership would lose its status as a disregarded entity for U.S. federal income tax purposes if it issues interests to any subsidiary we establish that is not a disregarded entity for tax purposes (a regarded entity) or a person other than us. If our operating partnership issues interests to any subsidiary we establish that is a regarded entity for tax purposes or a person other than us, we would characterize our operating partnership as a partnership for U.S. federal income tax purposes. As a disregarded entity or partnership, our operating partnership is not subject to U.S. federal income tax on its income. However, if the IRS were to successfully challenge the status of our operating partnership as a disregarded entity or partnership, CCI III OP would be taxable as a corporation. In such event, this would reduce the amount of distributions that the operating partnership could make to us. This could also result in our losing REIT status, and becoming subject to a corporate-level tax on our income. This would substantially reduce the cash available to us to make distributions to our stockholders and the return on their investment.
In addition, if certain of our other subsidiaries through which CCI III OP owns its properties, in whole or in part, lose their status as disregarded entities or partnerships for U.S. federal income tax purposes, such subsidiaries would be subject to taxation as corporations, thereby reducing cash available for distributions to our operating partnership. Such a re-characterization of CCI III OP’s subsidiaries also could threaten our ability to qualify as or maintain our REIT status.

To qualify as a REIT we must meet annual distribution requirements, which may force us to forgo otherwise attractive opportunities or borrow funds during unfavorable market conditions. This could delay or hinder our ability to meet our investment objectives and reduce our stockholders’ overall return.
In order to qualify as a REIT, we must distribute annually to our stockholders at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding any net capital gain. If we qualify as a REIT, we will be subject to U.S. federal income tax on our undistributed taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which dividends we pay with respect to any calendar year are less than the sum of (a) 85% of our ordinary income, (b) 95% of our capital gain net income and (c) 100% of our undistributed income from prior years. These requirements could cause us to distribute amounts that otherwise would be spent on investments in real estate assets and it is possible that we might be required to borrow funds, possibly at unfavorable rates, or sell assets to fund these dividends or make taxable stock dividends. Although we intend to make distributions sufficient to meet the annual distribution requirements and to avoid U.S. federal income and excise taxes on our earnings while we qualify as a REIT, it is possible that we might not always be able to do so.
Non-U.S. stockholders may be subject to U.S. federal withholding tax and may be subject to U.S. federal income tax upon the disposition of our shares.
Gain recognized by a non-U.S. stockholder upon the sale or exchange of our common stock generally will not be subject to U.S. federal income taxation unless such stock constitutes a “U.S. real property interest” (“USRPI”) under the Foreign Investment in Real Property Tax Act of 1980 (“FIRPTA”). Our common stock will not constitute a USRPI so long as we are a “domestically-controlled qualified investment entity.” A domestically-controlled qualified investment entity includes a REIT if at all times during a specified testing period, less than 50% in value of such REIT’s stock is held directly or indirectly by non-U.S. stockholders. We believe that we are a domestically-controlled qualified investment entity. However, because our common stock is and will be freely transferable, no assurance can be given that we are or will be a domestically-controlled qualified investment entity.
Even if we do not qualify as a domestically-controlled qualified investment entity at the time a non-U.S. stockholder sells or exchanges our common stock, gain arising from such a sale or exchange would not be subject to U.S. taxation under FIRPTA as a sale of a USRPI if: (a) our common stock is “regularly traded,” as defined by applicable Treasury regulations, on an established securities market, and (b) such non-U.S. stockholder owned, actually or constructively, 10% or less of our common stock at any time during the five-year period ending on the date of the sale.
Complying with REIT requirements may limit our ability to hedge our liabilities effectively and may cause us to incur tax liabilities.
The REIT provisions of the Internal Revenue Code may limit our ability to hedge our liabilities. Any income from a hedging transaction we enter into to manage risk of interest rate changes, price changes or currency fluctuations with respect to borrowings made or to be made to acquire or carry real estate assets or to offset certain other positions, if properly identified under applicable Treasury Regulations, does not constitute “gross income” for purposes of the 75% or 95% gross income tests. To the extent that we enter into other types of hedging transactions, the income from those transactions will likely be treated as non-qualifying income for purposes of one or both of the gross income tests. As a result of these rules, we may need to limit our use of advantageous hedging techniques or implement those hedges through a taxable REIT subsidiary (“TRS”). This could increase the cost of our hedging activities because our TRSs would be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in a TRS generally will not provide any tax benefit, except for being carried forward against future taxable income of such TRS.
Complying with REIT requirements may force us to forgo or liquidate otherwise attractive investment opportunities.
To qualify as a REIT, we must ensure that we meet the REIT gross income tests annually and that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets, including certain mortgage loans and certain kinds of mortgage-related securities. The remainder of our investment in securities (other than government securities, qualified real estate assets and stock of a TRS) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities, qualified real estate assets and stock of a TRS) can consist of the securities of any one issuer, no more than 25% (20% for taxable years beginning after December 31, 2017) of the value of our total assets can be represented by securities of one or more TRSs and no more than 25% of the value of our total assets can be represented by certain debt securities of publicly offered REITs. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate assets from our portfolio or not make otherwise attractive investments in order to qualify as a REIT. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.
Our property taxes could increase due to property tax rate changes or reassessment, which would impact our cash flows.
Even if we qualify as a REIT for U.S. federal income tax purposes, we will be required to pay some state and local taxes on our properties. The real property taxes on our properties may increase as property tax rates change or as our properties are assessed or reassessed by taxing authorities. Therefore, the amount of property taxes we pay in the future may increase substantially. If the property taxes we pay increase and if any such increase is not reimbursable under the terms of our lease, then our cash flows will be impacted, and our ability to pay expected distributions to our stockholders could be adversely affected.
The share ownership restrictions of the Internal Revenue Code for REITs and the 9.8% share ownership limit in our charter may inhibit market activity in our shares of stock and restrict our business combination opportunities.
In order to qualify as a REIT, five or fewer individuals, as defined in the Internal Revenue Code, may not own, actually or constructively, more than 50% in value of our issued and outstanding shares of stock at any time during the last half of each taxable year, other than the first year for which a REIT election is made. Attribution rules in the Internal Revenue Code determine if any individual or entity actually or constructively owns our shares of stock under this requirement. Additionally, at least 100 persons must beneficially own our shares of stock during at least 335 days of a taxable year for each taxable year, other than the first year for which a REIT election is made. To help ensure that we meet these tests, among other purposes, our charter restricts the acquisition and ownership of our shares of stock.
Our charter, with certain exceptions, authorizes our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT. Unless exempted by the board of directors, for so long as we qualify as a REIT, our charter prohibits, among other limitations on ownership and transfer of shares of our stock, any person from beneficially or constructively owning (applying certain attribution rules under the Internal Revenue Code) more than 9.8% in value of the aggregate of our outstanding shares of stock and more than 9.8% (in value or in number of shares, whichever is more restrictive) of any class or series of our shares of stock. The board of directors, in its sole discretion and upon receipt of certain representations and undertakings, may exempt a person (prospectively or retrospectively) from the ownership limits. However, the board of directors may not, among other limitations, grant an exemption from these ownership restrictions to any proposed transferee whose ownership, direct or indirect, in excess of the 9.8% ownership limit would result in the termination of our qualification as a REIT. These restrictions on transferability and ownership will not apply, however, if the board of directors determines that it is no longer in our best interest to continue to qualify as a REIT or that compliance with the restrictions is no longer required in order for us to continue to so qualify as a REIT. Our board of directors granted an exemption from the 9.8% ownership limit to VEREIT OP, which will expire on June 30 of our second REIT taxable year, as it determined that such exemption would not prevent us from qualifying as a REIT had we otherwise qualified as a REIT for the year ending December 31, 2016.
These ownership limits could delay or prevent a transaction or a change in control that might involve a premium price for our common stock or otherwise be in the best interest of our stockholders.
If we elect to treat one or more of our subsidiaries as a TRS, it will be subject to corporate-level taxes, and our dealings with our TRSs may be subject to a 100% excise tax.
A REIT may own up to 100% of the stock of one or more TRSs. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. A TRS will be subject to applicable U.S. federal, state, local and foreign income tax on its taxable income, including corporate income tax on the TRS’s income, and is, as a result, less tax efficient than with respect to income we earn directly. The after-tax net income of our TRSs would be available for distribution to us. A TRS may hold assets and earn income that would not be qualifying assets or income if held or earned directly by a REIT, including gross income from operations pursuant to management contracts. In addition, the rules, which will be applicable to us if we qualify as a REIT, as described in the preceding risk factors, also impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis. For example, to the extent that the rent paid by one of our TRSs exceeds an arm’s-length rental amount, such amount would be potentially subject to a 100% excise tax. While we intend that all transactions between us and our TRSs would be conducted on an arm’s-length basis, and therefore, any amounts paid by our TRSs to us would not be subject to the excise tax, no assurance can be given that the IRS would not disagree with such conclusion and levy an excise tax on such transactions.

For qualified accounts, if an investment in our common stock constitutes a prohibited transaction under ERISA or the Internal Revenue Code, it is possible that our stockholders may be subject to the imposition of significant excise taxes and penalties with respect to the amount invested. In order to avoid triggering additional taxes and/or penalties, if our stockholders intend to invest in our shares through pension or profit-sharing trusts or IRAs, they should consider additional factors.
If our stockholders are investing the assets of a pension, profit-sharing, 401(k), Keogh or other qualified retirement plan or the assets of an IRA in our common stock, our stockholders should satisfy themselves that, among other things:

•	their investment is consistent with their fiduciary obligations under ERISA and the Internal Revenue Code;

•	their investment is made in accordance with the documents and instruments governing their plan or IRA, including their plan’s investment policy;

•	their investment satisfies the prudence and diversification requirements of ERISA and other applicable provisions of ERISA and the Internal Revenue Code;

•	their investment will not impair the liquidity of the plan or IRA;

•	their investment will not produce unrelated business taxable income for the plan or IRA;

•	they will be able to value the assets of the plan annually in accordance with ERISA requirements and applicable provisions of the plan or IRA; and

•	their investment will not constitute a prohibited transaction under Section 406 of ERISA or Section 4975 of the Internal Revenue Code.
If our stockholders invest in our shares through an IRA or other retirement plan, they may be limited in their ability to withdraw required minimum dividends.
If our stockholders establish a plan or account through which they invest in our common stock, federal law may require them to withdraw required minimum dividends from such plan in the future. Our stock will be highly illiquid, and our share redemption program only offers limited liquidity. If our stockholders are able to find a purchaser for their shares, such sale may be at a price less than the price at which they initially purchased their shares of our common stock. If our stockholders fail to withdraw required minimum distributions from their plan or account, they may be subject to certain taxes and tax penalties.
Specific rules apply to foreign, governmental and church plans.
As a general rule, certain employee benefit plans, including foreign pension plans, governmental plans established or maintained in the United States (as defined in Section 3(32) of ERISA), and certain church plans (as defined in Section 3(33) of ERISA), are not subject to ERISA’s requirements and are not “benefit plan investors” within the meaning of the Plan Assets Regulation. Any such plan that is qualified and exempt from taxation under Sections 401(a) and 501(a) of the Internal Revenue Code may nonetheless be subject to the prohibited transaction rules set forth in Section 503 of the Internal Revenue Code and, under certain circumstances in the case of church plans, Section 4975 of the Internal Revenue Code. Also, some foreign plans and governmental plans may be subject to foreign, state, or local laws which are, to a material extent, similar to the provisions of ERISA or Section 4975 of the Internal Revenue Code. Each fiduciary of a plan subject to any such similar law should make its own determination as to the need for and the availability of any exemption relief.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Portfolio Information for a discussion of the property we hold for rental operations and Part IV, Item 15. Exhibits, Financial Statement Schedules — Schedule III — Real Estate and Accumulated Depreciation of this Annual Report on Form 10-K for a detailed listing of such property.

ITEM 3.	LEGAL PROCEEDINGS
In the ordinary course of business, we may become subject to litigation or claims. We are not aware of any material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we are a party or to which our property is the subject.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
As of March 23, 2017, we had approximately 683,860 shares of common stock outstanding (633,015 Class A Shares and 50,845 Class T Shares), held by a total of 42 stockholders of record. The number of stockholders is based on the records of DST Systems, Inc., which serves as our registrar and transfer agent.
There is no established trading market for our common stock. Therefore, there is a risk that a stockholder may not be able to sell our stock at a time or price acceptable to the stockholder, or at all. Unless and until our shares are listed on a national securities exchange, we do not expect that a public market for the shares will develop. Pursuant to the Offering, until we publish an estimated per share NAV as discussed below, we are selling shares of our common stock to the public at a price of $10.00 per share for Class A Shares and $9.57 per share for Class T Shares in our primary offering. Pursuant to our DRIP, until we publish an estimated per share NAV as discussed below, we are selling both Class A Shares and Class T Shares at a price of $9.10 per share. We will provide discounts in the Offering for certain categories of purchasers, including volume discounts.
A recent amendment to National Association of Securities Dealers Conduct Rule 2340 (“NASD Rule 2340”), which took effect on April 11, 2016, changed the manner in which the value of our shares may be reflected on customer account statements, and requires that, until such time as we publish an estimated per share NAV, customer account statements reflect a value equal to the offering price less all upfront sales commissions, dealer manager fees and organization and offering expenses. Accordingly, until we disclose an estimated per share NAV, our stockholders’ customer account statements will include a per share value that is less than the offering price. In addition, to assist FINRA members and their associated persons that participate in the Offering, pursuant to FINRA Rule 5110, we intend to disclose in each annual report distributed to investors a per share estimated value of the shares, the method by which it was developed and the date of the data used to develop the estimated value. To assist fiduciaries of tax-qualified pension, stock bonus or profit-sharing plans, employee benefit plans and annuities subject to the annual reporting requirements of ERISA and IRA trustees or custodians in preparation of reports relating to an investment in the shares, we will publicly disclose and provide reports, as requested, of the per share estimated value of our common stock to those fiduciaries who request such reports. For these purposes, the value of our common stock is $9.00 per share for both Class A Shares and Class T Shares as of December 31, 2016, which is the current value reflected on customer account statements. However, as set forth above, there is no public trading market for the shares of our common stock at this time, and there can be no assurance that stockholders could receive $9.00 per share if such a market did exist and they sold their shares of our common stock or that they will be able to receive such amount for their shares of our common stock in the future.

We intend to continue to use the customer account statement price as our estimated per share value until a date no later than 150 days following the second anniversary of breaking escrow in the Offering, pursuant to FINRA rules. Thereafter, we are required to publish an updated estimated per share NAV on at least an annual basis. We may, however, determine an estimated per share NAV earlier than February 19, 2019, the date that is 150 days following the second anniversary of the date which we broke escrow in the Offering, and we will disclose the resulting estimated per share NAV in our Annual Reports on Form 10-K distributed to stockholders.

When determining the estimated per share NAV from and after 150 days following the second anniversary of breaking escrow in the Offering and annually thereafter, there are currently no SEC, federal or state rules that establish requirements specifying the methodology to employ in determining an estimated per share NAV; provided, however, that the determination of the estimated per share NAV must be conducted by, or with the material assistance or confirmation of, a third-party valuation expert and must be derived from a methodology that conforms to standard industry practice. Our board of directors will make decisions regarding the valuation methodology to be employed, who will perform valuations of our assets and the frequency of such valuations; however, we intend to conduct the valuation in accordance with the valuation guidelines established by the Investment Program Association Practice Guideline 2013-01, Valuations of Publicly Registered Non-Listed REITs. After the initial valuation, valuations will be done at least annually. The valuations will be estimates as of a given point in time and likely will not represent the amount of net proceeds that would result from an immediate sale of our assets.
 Share Redemption Program
Our board of directors has adopted a share redemption program that enables our stockholders to sell their shares to us in limited circumstances. Our share redemption program permits stockholders to sell their shares back to us after they have held them for at least one year, subject to the conditions and limitations described below.

Our common stock is currently not listed on a national securities exchange, and we will not seek to list our stock unless and until such time as our independent directors believe that the listing of our stock would be in the best interests of our stockholders. In order to provide stockholders with the benefit of interim liquidity, stockholders who have held their shares for at least one year may present all, or a portion, of their shares consisting of at least the lesser of (1) 25% of the holder’s shares; or (2) a number of shares with an aggregate redemption price of $2,500 to us for redemption at any time in accordance with the procedures outlined below. At that time, we may, subject to the conditions and limitations described below, redeem the shares presented for redemption for cash to the extent that we have sufficient funds available to us to fund such redemption. We will not pay to our sponsor, board of directors, or our advisor or its affiliates any fees to complete any transactions under our share redemption program.
Except as provided below for redemptions due to a stockholder’s death, bankruptcy or other exigent circumstances, the redemption price per share will equal the per share value shown on the stockholder’s most recent customer account statement pursuant to NASD Rule 2340. The redemption price will be adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock if any such event is not already reflected in the per share value shown on the stockholder’s most recent customer account statement. At any time we are engaged in an offering of shares, the per share price for shares purchased under our share redemption program will always be equal to or lower than the then-current per share offering price of the respective class of shares.
Because the redemption price will be based on the per share value of the respective class of common stock as shown on the stockholder’s most recent customer account statement, after an estimated per share net asset value is established, the redemption price received for the shares may be lower or higher than the price paid for the shares, and the difference between the redemption price and the price paid for the shares may be greater or less depending upon the class of shares owned due to the different fees and selling commissions associated with each class of shares.
In determining the redemption price, we consider shares to have been redeemed from a stockholder’s account on a first-in, first-out basis. Our board of directors will announce any redemption price adjustment and the time period of its effectiveness as a part of its regular communications with our stockholders. If we have sold a property and have made one or more special distributions to our stockholders of all or a portion of the net proceeds from such sales, the per share redemption price will be reduced by the net sale proceeds per share distributed to investors prior to the redemption date. Our board of directors will, in its sole discretion, determine which distributions, if any, constitute a special distribution. While our board of directors does not have specific criteria for determining a special distribution, we expect that a special distribution will only occur upon the sale of a property and the subsequent distribution of the net sale proceeds.
Upon receipt of a request for redemption, we may conduct a Uniform Commercial Code (“UCC”) search to ensure that no liens are held against the shares. Any costs for conducting the UCC search will be borne by us.
We may waive the one-year holding period requirement upon request due to a stockholder’s death or bankruptcy or other exigent circumstances as determined by our advisor. In the event of the death of a stockholder, we must receive notice from the stockholder’s estate within 270 days after the stockholder’s death. In addition, in the event that a stockholder redeems all of their shares, any shares that were purchased pursuant to our DRIP will be excluded from the one-year holding requirement. Also, for purposes of the one-year-holding period, any limited partners of our operating partnership who exchanged their limited partnership units for shares of our common stock will be deemed to have owned their shares as of the date our operating partnership’s units were issued. Shares redeemed in connection with a stockholder’s death will be redeemed at a purchase price per share equal to 100% of the amount the stockholder paid for each share, or, after our board of directors determines the estimated net asset value, the then-current per share net asset value. Shares redeemed in connection with a stockholder’s bankruptcy or other exigent circumstance within one year from the purchase date will be redeemed at a price per share equal to the price per share we would pay had the stockholder held the shares for one year from the purchase date.
In the event that a stockholder requests a redemption of all of their shares, and such stockholder is participating in our DRIP, the stockholder will be deemed to have notified us, at the time they submit their redemption request, that such stockholder is terminating its participation in our DRIP, and has elected to receive future distributions in cash. This election will continue in effect even if less than all of such stockholder’s shares are redeemed unless they notify us that they wish to resume their participation in our DRIP.
We will limit the number of shares redeemed pursuant to our share redemption program as follows: (1) we will not redeem in excess of 5% of the weighted average number of shares outstanding during the trailing 12-months prior to the end of the fiscal quarter for which the redemptions are being paid; and (2) funding for the redemption of shares will be limited, among other things, to the net proceeds we receive from the sale of shares under our DRIP, net of shares redeemed to date. In an effort to accommodate redemption requests throughout the calendar year, we intend to limit quarterly redemptions to approximately one-fourth of 5% (1.25%) of the weighted average number of shares outstanding during the trailing 12-month period ending on the last day of the fiscal quarter, and funding for redemptions for each quarter generally will be limited, among other things, to the net proceeds we receive from the sale of shares in the respective quarter under our DRIP, net of shares redeemed to date; however, our management may waive these quarterly limitations in its sole discretion, subject to the 5% cap on the number of shares we may redeem during the respective trailing 12-month period. Any of the foregoing limits might prevent us from accommodating all redemption requests made in any fiscal quarter or in any 12-month period, in which case quarterly redemptions will be made pro rata, except as described below. Our management also reserves the right, in its sole discretion at any time, and from time to time, to reject any request for redemption for any reason.
We will redeem our shares no later than the end of the month following the end of each fiscal quarter. Requests for redemption must be received at least ten days prior to the last business day of the fiscal quarter in order for us to repurchase the shares in the month following the end of that fiscal quarter. A stockholder may withdraw their request to have shares redeemed, but all such requests generally must be submitted at least ten days prior to the last business day of the applicable fiscal quarter. Any redemption capacity that is not used as a result of the withdrawal or rejection of redemption requests may be used to satisfy the redemption requests of other stockholders received for that fiscal quarter, and such redemption payments may be made at a later time than when that quarter’s redemption payments are made.
We will determine whether we have sufficient funds and/or shares available as soon as practicable after the end of each fiscal quarter, but in any event prior to the applicable payment date. If we cannot purchase all shares presented for redemption in any fiscal quarter, based upon insufficient cash available and/or the limit on the number of shares we may redeem during any quarter or year, we will give priority to the redemption of deceased stockholders’ shares. (While deceased stockholders’ shares will be included in calculating the maximum number of shares that may be redeemed in any annual or quarterly period, they will not be subject to the annual or quarterly percentage caps; therefore, if the volume of requests to redeem deceased stockholders’ shares in a particular quarter were large enough to cause the annual or quarterly percentage caps to be exceeded, even if no other redemption requests were processed, the redemptions of deceased stockholders’ shares would be completed in full, assuming sufficient proceeds from the sale of shares under our DRIP, net of shares redeemed to date, were available. If sufficient proceeds from the sale of shares under our DRIP, net of shares redeemed to date, were not available to pay all such redemptions in full, the requests to redeem deceased stockholders’ shares would be honored on a pro rata basis.) We next will give priority to requests for full redemption of accounts with a balance of 250 shares or less at the time we receive the request, in order to reduce the expense of maintaining small accounts. Thereafter, we will honor the remaining quarterly redemption requests on a pro rata basis. Following such quarterly redemption period, if a stockholder would like to resubmit the unsatisfied portion of the prior request for redemption, such stockholder must submit a new request for redemption of such shares at least ten days prior to the last business day of the new quarter. Unfulfilled requests for redemption will not be carried over automatically to subsequent redemption periods.
Our board of directors may choose to amend, suspend or terminate our share redemption program at any time upon 30 days’ notice to our stockholders. Additionally, we will be required to discontinue sales of shares under our DRIP on or before the earlier of September 22, 2018, unless our DRIP is extended pursuant to applicable law, or the date we sell all of the shares registered for sale under our DRIP, unless we register additional DRIP shares to be offered pursuant to an effective registration statement with the SEC and applicable states. Because the redemption of shares will be funded with the net proceeds we receive from the sale of shares under our DRIP, net of shares redeemed to date, the discontinuance or termination of our DRIP will adversely affect our ability to redeem shares under the share redemption program. We will notify our stockholders of such developments (1) in our next annual or quarterly report or (2) by means of a separate mailing, accompanied by disclosure in a current or periodic report under the Exchange Act. During the Offering, we would also include this information in a prospectus supplement or post-effective amendment to the registration statement, as then required under federal securities laws.
Our share redemption program is only intended to provide limited liquidity for stockholders until a liquidity event occurs, which may include the sale of the Company, the sale of all or substantially all of our assets, a merger or similar transaction, an alternative strategy that will result in a significant increase in opportunities for stockholders to redeem their shares or the listing of the shares of our common stock for trading on a national securities exchange. The share redemption program will be terminated if the shares become listed on a national securities exchange. We cannot guarantee that a liquidity event will occur.
The shares we redeem under our share redemption program are canceled and returned to the status of authorized but unissued shares. We do not intend to resell such shares to the public unless they are first registered with the SEC under the Securities Act and under appropriate state securities laws or otherwise sold in compliance with such laws.
During the year ended December 31, 2016, we did not receive any requests for redemptions under our share redemption program.
See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Share Redemptions in this Annual Report on Form 10-K, and Note 10 — Stockholders’ Equity to our consolidated financial statements in this Annual Report on Form 10-K for additional share redemption information.

Distributions
For the period from September 22, 2016 (commencement of the Offering) to December 31, 2016, we will be taxed as a C corporation under the Internal Revenue Code, as we did not meet all of the criteria to qualify as a REIT during this period. We intend to qualify and elect to be taxed as a REIT for federal income tax purposes beginning with our taxable year ending December 31, 2017. As a REIT, we intend to make distributions each taxable year equal to at least 90% of our taxable income (computed without regard to the dividends paid deduction and excluding net capital gains). One of our primary goals is to pay regular (monthly) distributions to our stockholders.
See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Distributions in this Annual Report on Form 10-K for additional information on distributions.
For federal income tax purposes, distributions to common stockholders are characterized as ordinary dividends, capital gain distributions, or nondividend distributions. To the extent that we make a distribution in excess of our current or accumulated earnings and profits, the distribution will be a nontaxable return of capital, reducing the tax basis in each U.S. stockholder’s shares. In addition, the amount of distributions in excess of U.S. stockholder’s tax basis in their shares will be taxable as a capital gain realized from the sale of those shares. We paid no distributions during the period from May 22, 2014 (Date of Inception) to December 31, 2015. See Note 11 — Income Taxes to our consolidated financial statements in this Annual Report on Form 10-K for the character of the distributions paid during the years ended December 31, 2016.
The following table shows the distributions declared on a per share basis during the year ended December 31, 2016:

Year Ending December 31,	Share Class	Total Distributions Declared	Distributions Declared per Common Share
2016	Class A Shares	$49,797	$0.16
	Class T Shares	$87	$0.02
Use of Public Offering Proceeds
On July 14, 2014, we sold 8,000 shares of common stock (later designated as Class A Shares), at $25.00 per share, to VEREIT, the indirect owner of our advisor and dealer manager. Effective as of December 30, 2015, we effected a stock split, whereby every one share of our common stock issued and outstanding was split into two and one-half shares of common stock, resulting in 20,000 Class A Shares of common stock issued and outstanding as of such date. On September 22, 2016, our Registration Statement on Form S-11 (Registration No. 333-209128) for the offering of up to $2.5 billion in shares of common stock in the primary portion of the Offering, consisting of two classes of shares, Class A Shares at a price of $10.00 per share (up to $1.25 billion in shares) and Class T Shares at a price of $9.57 per share (up to $1.25 billion in shares), subject to reduction in certain circumstances, was declared effective under the Securities Act. The registration statement also covers the offering of up to $1.0 billion in shares of common stock pursuant to our DRIP, under which stockholders may elect to have distributions reinvested in additional shares at a price of $9.10 per share for both Class A Shares and Class T Shares, assuming a $10.00 per Class A Share primary offering price and a $9.57 per Class T Share primary offering price. Additionally, as of December 31, 2016, we were authorized to issue 10.0 million shares of preferred stock, but had none issued or outstanding.
On September 22, 2016, we satisfied the conditions of the escrow agreement regarding the minimum offering amount under the Offering and issued approximately 275,000 Class A Shares to VEREIT OP, resulting in gross proceeds of $2.5 million, and commenced principal operations.
As of December 31, 2016, we had issued approximately 320,000 shares of common stock in the Offering for gross offering proceeds of $2.9 million before organization and offering costs, selling commissions and dealer manager fees of $61,000, out of which we paid $29,000 in selling commissions and dealer manager fees and $32,000 in organization and offering costs to CCI III Advisors or its affiliates. In addition, we pay CCC a distribution and stockholder servicing fee for Class T Shares sold in the primary portion of the Offering. Pursuant to the dealer manager agreement, the distribution and stockholder servicing fee is calculated on a daily basis in an amount equal to 1/365th of 1.0% of the purchase price per share (or, once reported, the amount of the Company’s estimated per share net asset value) of the Class T Shares sold in the primary portion of the Offering. The aggregate distribution and stockholder servicing fee for Class T Shares will not exceed an amount equal to 4.0% of the total gross offering proceeds of Class T Shares sold in the primary portion of the Offering. We pay the distribution and stockholder servicing fee from cash flow from operations or, if our cash flow from operations is not sufficient to pay the distribution and stockholder servicing fee, from borrowings in anticipation of future cash flow. With the net offering proceeds and indebtedness, we acquired $32.8 million in real estate and related assets and incurred acquisition costs of $765,000, including costs of $665,000 in acquisition fees and expense reimbursements to CCI III Advisors. As of March 23, 2017, we had issued approximately 683,860 shares in the Offering for gross offering proceeds of $6.3 million.

ITEM 6.	SELECTED FINANCIAL DATA
The following data should be read in conjunction with our consolidated financial statements and the notes thereto and Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing elsewhere in this Annual Report on Form 10-K. Certain amounts presented below have been reclassified to conform to the current period presentation. The selected financial data presented below was derived from our consolidated financial statements.

	Year Ended December 31, 2016	Year Ended December 31, 2015	May 22, 2014 (Date of Inception) to December 31, 2014
Balance Sheet Data:
Total real estate investments, net	$32,332,000	$—	$—
Cash and cash equivalents	$605,049	$200,000	$200,000
Total assets	$34,594,590	$200,000	$200,000
Credit facility	$22,000,000	$—	$—
Subordinate promissory note due to affiliate	$10,300,000	$—	$—
Total liabilities	$32,964,683	$—	$—
Stockholders’ equity	$1,629,907	$200,000	$200,000
Operating Data:
Total revenues	$798,433	$—	$—
Total operating expenses	$1,693,105	$—	$—
Operating loss	$(894,672)	$—	$—
Net loss	$(1,392,279)	$—	$—
Cash Flow Data:
Net cash used in operating activities	$(504,083)	$—	$—
Net cash used in investing activities	$(32,750,000)	$—	$—
Net cash provided by financing activities	$33,659,132	$—	$200,000
Per Common Share Data:
Class A Common Stock:
Net loss	$(1,389,630)	$—	$—
Basic and diluted weighted average number of common shares outstanding	97,638	20,000	9,344
Basic and diluted net loss per common share	$(14.23)	$—	$—
Distributions declared per common share	$0.16	$—	$—
Class T Common Stock:
Net loss	$(2,649)	$—	$—
Basic and diluted weighted average number of common shares outstanding	186	—	—
Basic and diluted net loss per common share	$(14.27)	$—	$—
Distributions declared per common share	$0.02	$—	$—

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Part II, Item 6. Selected Financial Data in this Annual Report on Form 10-K and our accompanying consolidated financial statements and notes thereto. See also the “Cautionary Note Regarding Forward-Looking Statements” section preceding Part I of this Annual Report on Form 10-K.
Overview
We were formed on May 22, 2014, and will be taxed as a C corporation under the Internal Revenue Code for our taxable year ended December 31, 2016 as we did not meet all of the criteria to qualify as a REIT. We intend to qualify and elect to be taxed as a REIT for federal income tax purposes beginning with our taxable year ending December 31, 2017. We commenced our principal operations on September 22, 2016 when we satisfied the conditions of the escrow agreement regarding the minimum offering requirement and issued approximately 275,000 shares of common stock in the Offering. We have no paid employees and are externally advised and managed by CCI III Advisors. VEREIT indirectly owns and/or controls CCI III Advisors, our dealer manager, CCC, our property manager, CREI Advisors, and our sponsor, Cole Capital.
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
Our operating results and cash flows are primarily influenced by rental income from our commercial property, interest expense on our indebtedness, and acquisition and operating expenses. Rental and other property income accounted for 92% of total revenue for the year ended December 31, 2016. As 100% of our rentable square feet was under lease as of December 31, 2016, with a remaining lease term of 9.3 years, we believe our exposure to changes in commercial rental rates on our portfolio is substantially mitigated, except for vacancies caused by tenant bankruptcies or other factors. Our advisor regularly monitors the creditworthiness of our tenant by reviewing the tenant’s financial results, credit rating agency reports, when available, on the tenant or guarantor, the operating history of the property with such tenant, the tenant’s market share and track record within its industry segment, the general health and outlook of the tenant’s industry segment, and other information for changes and possible trends. If our advisor identifies significant changes or trends that may adversely affect the creditworthiness of a tenant, it will gather a more in-depth knowledge of the tenant’s financial condition and, if necessary, attempt to mitigate the tenant credit risk by evaluating the possible sale of the property, or identifying a possible replacement tenant should the current tenant fail to perform on the lease.
Our Business Environment and Current Outlook
Current conditions in the global capital markets remain volatile as the world’s economic growth has been affected by geopolitical and economic events. In addition, there is uncertainty surrounding the policy stance of the new U.S. administration and its global ramifications. In the United States, the overall economic environment continued to improve in 2016. During 2016, the U.S. real gross domestic product increased 1.6% to $16.66 trillion, the unemployment rate decreased 0.3 percentage points to 4.7%, and Core CPI, a measure of inflation which removes food and energy prices and is seasonally adjusted, increased 2.2%, as compared to the same period a year earlier.
Economic trends and government policies affect global and regional commercial real estate markets as well as our operations directly. These include: overall economic activity and employment growth, interest rate levels, the cost and availability of credit and the impact of tax and regulatory policies.
Critical Accounting Policies and Significant Accounting Estimates
Our accounting policies have been established to conform with GAAP. The preparation of financial statements in conformity with GAAP requires us to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Management believes that we have made these estimates and assumptions in an appropriate manner and in a way that accurately reflects our financial condition. We continually test and evaluate these estimates and assumptions using our historical knowledge of the business, as well as other factors, to ensure that they are reasonable for reporting purposes. However, actual results may differ from these estimates and assumptions. If our judgment or interpretation of the facts and circumstances relating to the various transactions had been different, it is possible that different accounting policies would have been applied, thus resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses. We believe the following critical accounting policies govern the significant judgments and estimates used in the preparation of our financial statements, which should be read in conjunction with the more complete discussion of our accounting policies and procedures included in Note 2 — Summary of Significant Accounting Policies to our consolidated financial statements in this Annual Report on Form 10-K.
Recoverability of Real Estate Assets
We invest in real estate assets and subsequently monitor those investments quarterly for impairment, including the review of real estate properties subject to direct financing leases, if applicable. Additionally, we record depreciation and amortization related to our investments. The risks and uncertainties involved in applying the principles related to real estate investments include, but are not limited to, the following:

•	The estimated useful lives of our depreciable assets affects the amount of depreciation and amortization recognized on our investments;

•	The review of impairment indicators and subsequent determination of the undiscounted future cash flows could require us to reduce the value of assets and recognize an impairment loss;

•	The fair value of held for sale assets is estimated by management. This estimated value could result in a reduction of the carrying value of the asset; and

•	Changes in assumptions based on actual results may have a material impact on our financial results.
Allocation of Purchase Price of Real Estate Assets
In connection with our acquisition of properties, we allocate the purchase price to the tangible and intangible assets and liabilities acquired based on their respective estimated fair values. Tangible assets consist of land, buildings, and tenant improvements. Intangible assets consist of above- and below-market lease values and the value of in-place leases. Our purchase price allocations are developed utilizing third-party appraisal reports, industry standards and management experience. The risks and uncertainties involved in applying the principles related to purchase price allocations include, but are not limited to, the following:

•
The value allocated to land, as opposed to buildings and tenant improvements, affects the amount of depreciation expense we record. If more value is attributed to land, depreciation expense is lower than if more value is attributed to buildings and tenant improvements;

•
Intangible lease assets and liabilities can be significantly affected by estimates including market rent, lease terms including renewal options at rental rates below estimated market rental rates, carrying costs of the property during a hypothetical expected lease-up period, and current market conditions and costs, including tenant improvement allowances and rent concessions; and

•	We determine whether any financing assumed is above- or below-market based upon comparison to similar financing terms for similar investment properties.
Recently Issued Accounting Pronouncements
Recently issued accounting pronouncements are described in Note 2 — Summary of Significant Accounting Policies to our consolidated financial statements in this Annual Report on Form 10-K.
Operating Highlights and Key Performance Indicators
2016 Activity

•	Acquired one office property for an aggregate purchase price of $32.8 million.

•
Issued approximately 320,000 shares of common stock in the Offering for gross offering proceeds of $2.9 million before organization and offering costs, selling commissions and dealer manager fees of $61,000.

•	Total debt outstanding of $32.3 million.

Portfolio Information
As of December 31, 2016, we owned one investment grade property with approximately 221,000 rentable square feet of income-producing necessity corporate office space located in Ohio and leased to Siemens Corporation, which was 100% leased with a remaining lease term of 9.3 years (the “2016 Acquisition”). As we have only acquired one property, a discussion of same store sales is not considered meaningful and as such is not included in the results of operations.
Results of Operations
As we did not commence principal operations until September 22, 2016, comparative financial data is not presented for the year ended December 31, 2015. Additionally, we acquired our first property on September 23, 2016 and as such, our operating results reflect approximately one fiscal quarter of activity.
Revenue for the year ended December 31, 2016 consisted of rental income of $735,000 related to the 2016 Acquisition, which accounted for 92% of total revenue. We also paid certain operating expenses subject to reimbursement by our tenant, which resulted in $64,000 in tenant reimbursement income during the year ended December 31, 2016.
General and administrative expenses for the year ended December 31, 2016 totaled $372,000, primarily consisting of advisor reimbursements, audit fees, unused fees on the Credit Facility and board of directors costs. For the year ended December 31, 2016, depreciation and amortization expenses were $418,000 and acquisition-related fees and expenses totaled $765,000.
Property operating expenses for the year ended December 31, 2016 totaled $3,000, consisting of reimbursable and non-reimbursable property-related insurance. We are reimbursed by the tenant for reimbursable property operating expenses in accordance with the lease agreement. For the year ended December 31, 2016, real estate taxes were $61,000, and were reimbursable by the tenant.
Advisory fees and expenses for the year ended December 31, 2016 totaled $74,000. Pursuant to the advisory agreement with CCI III Advisors, we are required to pay to CCI III Advisors a monthly advisory fee equal to one-twelfth of 0.75% of the average invested assets, up to $2.0 billion, one-twelfth of 0.70% of the average invested assets over $2.0 billion up to $4.0 billion and one-twelfth of 0.65% of assets over $4.0 billion. Additionally, we may be required to reimburse certain expenses incurred by CCI III Advisors in providing such advisory services, subject to limitations as set forth in the advisory agreement.
Our 2016 Acquisition was financed with net proceeds from our Offering and borrowings from the Credit Facility and the Subordinate Promissory Note. During the year ended December 31, 2016, we incurred $498,000 of interest expense and amortization of deferred financing costs due to debt outstanding of $32.3 million.
Distributions
Our board of directors authorized a daily distribution, based on 366 days in the calendar year, of $0.001639344 per Class A Share for stockholders of record of such class of shares as of the close of business on each day of the period commencing on September 23, 2016 and ending on December 31, 2016. Our board of directors authorized a daily distribution on Class T Shares for stockholders of record of such class of shares as of the close of business on each day of the period commencing on September 23, 2016 and ending on December 31, 2016, equal to $0.001639344 per Class T Share, less the per share distribution and stockholder servicing fees that are payable with respect to the Class T Shares (as calculated on a daily basis).
In addition, our board of directors authorized a daily distribution, based on 365 days in the calendar year, of $0.001643836 per Class A Share for stockholders of record as of the close of business on each day of the period commencing on January 1, 2017 and ending on June 30, 2017. Our board of directors authorized a daily distribution on Class T Shares for stockholders of record of such class of shares as of the close of business on each day of the period commencing on January 1, 2017 and ending on June 30, 2017, equal to $0.001643836 per Class T Share, less the per share distribution and stockholder servicing fees that are payable with respect to the Class T Shares (as calculated on a daily basis).
During the year ended December 31, 2016, we paid distributions of $33,000. Net cash used in operating activities for the year ended December 31, 2016 was $504,000, and reflected a reduction for real estate acquisition-related fees and expenses incurred of $765,000. We treat our real estate acquisition-related expenses as funded by proceeds from the Offering. Therefore, for consistency, proceeds from the issuance of common stock used as a source of distributions for the year ended December 31, 2016 includes the amount by which real estate acquisition-related fees and expenses have reduced net cash flows from operating activities of $765,000. The distributions paid during the year ended December 31, 2016 were fully covered by proceeds from the Offering. We treat our real estate acquisition-related fees and expenses as funded by proceeds from the Offering. Our net loss was approximately $1.4 million as of December 31, 2016, cumulative since inception. As we did not commence principal operations until September 22, 2016, we did not pay any distributions during the period from May 22, 2014 (Date of Inception) to December 31, 2015.

Share Redemptions
Our share redemption program permits our stockholders to sell their shares back to us after they have held them for at least one year, subject to certain conditions and limitations. We may waive the one-year holding period requirement upon request due to a stockholder’s death or bankruptcy or other exigent circumstances as determined by our advisor. Funding for the redemption of shares will be limited to the net proceeds we receive from the sale of shares under the DRIP, net of shares redeemed to date. In addition, we will generally limit quarterly redemptions to approximately 1.25% of the weighted average number of shares outstanding during the trailing 12-month period ending on the last day of the fiscal quarter for which the redemptions are being paid, and to the net proceeds we receive from the sale of shares in the respective quarter under the DRIP. In addition, our board of directors may choose to amend the terms of, suspend or terminate our share redemption program at any time upon 30 days’ notice. We will not redeem in excess of 5.0% of the weighted average number of shares outstanding during the trailing 12 months prior to the end of the fiscal quarter for which the redemptions are being paid. As of December 31, 2016, we did not receive any requests for redemptions under our share redemption program. See Note 10 — Stockholders’ Equity to the consolidated financial statements included in this Annual Report on Form 10-K for additional terms of the share redemption program. See the discussion of our share redemption program in Part II, Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Share Redemption Program in this Annual Report on Form 10-K.
Liquidity and Capital Resources
General
We expect to utilize funds from the Offering and future proceeds from secured or unsecured financing to complete future property acquisitions and for general corporate uses. Our operating cash flows will primarily be provided by the rental income received from leased properties. As of December 31, 2016, we had raised $2.9 million of gross proceeds from the Offering before organization and offering costs, selling commissions and dealer manager fees of $61,000.
Our Credit Facility and Subordinate Promissory Note provide for aggregate borrowings of up to $130.0 million. As of December 31, 2016, we had $97.7 million in unused capacity, subject to borrowing availability. As of December 31, 2016, we also had cash and cash equivalents of $605,000.
Short-term Liquidity and Capital Resources
We expect our operating cash flows to increase as we continue to acquire properties. On a short-term basis, our principal demands for funds will be for the acquisition of real estate investments and the payment of acquisition-related fees and expenses, operating expenses, distributions to stockholders and interest and principal on current and any future debt financings. We expect to meet our short-term liquidity requirements through net cash flows provided by operations and proceeds from the Offering, as well as secured or unsecured borrowings from banks and other lenders to finance our future acquisitions. We believe that the resources stated above will be sufficient to satisfy our operating requirements for the foreseeable future, and we do not anticipate a need to raise funds from sources other than those described above within the next 12 months.
Long-term Liquidity and Capital Resources
On a long-term basis, our principal demands for funds will be for the acquisition of real estate and real estate-related investments and the payment of tenant improvements, acquisition-related fees and expenses, operating expenses, distributions and redemptions to stockholders and interest and principal on any current and future indebtedness. Generally, we expect to meet our long-term liquidity requirements through proceeds from net cash flows provided by operations, the sale of our common stock and secured or unsecured borrowings from banks and other lenders.
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

Contractual Obligations
As of December 31, 2016, we had $32.3 million of debt outstanding, with a weighted average interest rate of 4.1%. See Note 6 — Credit Facility and Subordinate Promissory Note to our consolidated financial statements in this Annual Report on Form 10-K for certain terms of our debt outstanding. Our contractual obligations as of December 31, 2016 were as follows:

	Payments due by period (1)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Principal payments - credit facility	$22,000,000	$—	$22,000,000	$—	$—
Interest payments - credit facility (2)	2,159,014	792,000	1,367,014	—	—
Principal payments - subordinate promissory note	10,300,000	10,300,000	—	—	—
Interest payments - subordinate promissory note (3)	379,943	379,943	—	—	—
Total	$34,838,957	$11,471,943	$23,367,014	$—	$—
____________________________________

(1)	The table does not include amounts due to CCI III Advisors or its affiliates pursuant to our advisory agreement because such amounts are not fixed and determinable.

(2)	Payment obligations for the Revolving Loans are based on the interest rate in effect as of December 31, 2016 of 3.6%.

(3)
Payment obligations for the Subordinate Promissory Note are based on the interest rate in effect as of December 31, 2016 of 5.1% and reflect a maturity date of September 22, 2017. Subsequent to December 31, 2016, we entered into a modification agreement, which extended the maturity date to September 30, 2018.

We expect to incur additional borrowings in the future to acquire additional properties and make other real estate-related investments. There is no limitation on the amount we may borrow against any single improved property. Our borrowings will not exceed 75% of the cost of our gross assets (or 300% of net assets) as of the date of any borrowing, which is the maximum level of indebtedness permitted under the NASAA REIT Guidelines; however, we may exceed that limit if approved by a majority of our independent directors. Our board of directors has adopted a policy to further limit our borrowings to 60% of the greater of cost (before deducting depreciation or other non-cash reserves) or fair market value of our gross assets, unless the excess borrowing is approved by a majority of our independent directors and disclosed to our stockholders in the next quarterly report along with the justification for such excess borrowing.
As of December 31, 2016, our ratio of debt to the cost (before deducting depreciation or other non-cash reserves) of our gross assets was 98.6%, which exceeded the 60% and 75% limitations. A majority of our board of directors (including a majority of the independent directors) determined that, as a general policy, borrowing in excess of the 60% limitation is justified and in the best interests of us and our stockholders during our capital raising stage. A majority of our board of directors (including a majority of the independent directors) also determined that borrowing in excess of the 75% limitation is justified and in the best interests of our shareholders until September 30, 2018, and may be extended or re-approved by our board of directors and our independent directors from time to time. The independent directors believed such borrowing levels are justified for the following reasons:

•	the borrowings enabled us to purchase an initial property and earn rental income more quickly;

•
the 2016 Acquisition was likely to increase the net offering proceeds from the Offering by allowing us to show potential investors actual acquisitions, thereby improving our ability to meet our objective of acquiring a diversified portfolio of properties to generate current income for investors and preserve investor capital; and

•
we are currently in the early stages of the Offering and we expect the high leverage to be reduced below our charter’s borrowing limitations once we more fully establish our selling group and the pace of capital raise in the Offering increases.

Our management reviews net debt as part of its management of our overall liquidity, financial flexibility, capital structure and leverage, and we therefore believe that the presentation of net debt provides useful information to investors. Net debt is a non-GAAP measure used to show our outstanding principal debt balance, excluding certain GAAP adjustments, such as premiums or discounts, less all cash and cash equivalents. As of December 31, 2016, our net debt leverage ratio, which is the ratio of net debt to total gross real estate assets net of gross intangible lease liabilities, if applicable, was 96.8%. The following table provides a reconciliation of the Credit Facility and Subordinate Promissory Note due to affiliate, net, as reported on our consolidated balance sheet, to net debt as of December 31, 2016:

Balance as of December 31, 2016
Credit facility and subordinate promissory note due to affiliate	$32,300,000
Less: Cash and cash equivalents	(605,049)
Net debt	$31,694,951

Gross real estate asset	$32,750,000
Net debt leverage ratio	96.8%
Cash Flow Analysis
As we did not commence principal operations until September 22, 2016, comparative financial data is not presented for the year ended December 31, 2015.
Year Ended December 31, 2016
Operating Activities. Net cash used in operating activities was $504,000 for the year ended December 31, 2016, primarily due to a net loss of $1.4 million, offset by adjustment for depreciation and amortization expense totaling $562,000 and a net increase in working capital accounts of expenses of $392,000. See “— Results of Operations” for a more complete discussion of the factors impacting our operating performance.
Investing Activities. Net cash used in investing activities was $32.8 million for the year ended December 31, 2016, resulting from the purchase of the 2016 Acquisition.
Financing Activities. Net cash provided by financing activities was $33.7 million for the year ended December 31, 2016, primarily due to the net proceeds from the issuance of common stock of $2.9 million and net proceeds from the Credit Facility and the Subordinate Promissory Note of $32.3 million, offset by deferred financing costs of $1.5 million.
Election as a REIT
For the taxable year ended December 31, 2016, we will be taxed as a C corporation under the Internal Revenue Code, as we did not meet all of the criteria to qualify as a REIT for our taxable year ended December 31, 2016. Specifically, we did not meet the 100 shareholder requirement by January 30, 2017. However, we believe that we are otherwise organized and operate in a manner that would allow us to qualify as a REIT, and intend to meet the 100 shareholder requirement during the taxable year ending December 31, 2017. As such, we intend to qualify and elect to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code for our taxable year ending December 31, 2017. To qualify and maintain our status as a REIT, we must meet certain requirements relating to our organization, sources of income, nature of assets, distributions of income to our stockholders and recordkeeping. However, we cannot guarantee that we will meet these requirements, and may not elect to be taxed as a REIT for our taxable year ending December 31, 2017 if we do not meet such requirements. If we qualify as a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders so long as we distribute at least 90% of our annual taxable income (computed without regard to the dividends paid deduction and excluding net capital gains).
If we do not elect to be taxed as a REIT, or if we otherwise fail to qualify as a REIT for any reason in a taxable year and applicable relief provisions do not apply, we will be subject to tax, including any applicable alternative minimum tax, on our taxable income, if any, at regular corporate rates. We will not be able to deduct distributions paid to our stockholders in any year in which we elect not to be taxed or fail to qualify as a REIT. If we elect to be taxed and fail to qualify as a REIT in any taxable year, we also will be disqualified for the four taxable years following the year during which qualification is lost, unless we are entitled to relief under specific statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders. However, we intend to be organized and operate in such a manner as to qualify as a REIT for federal income tax purposes for the year ending December 31, 2017.

Inflation
We are exposed to inflation risk as income from long-term leases is the primary source of our cash flows from operations. We expect to have provisions in many of our tenant leases that will be intended to protect us from, and mitigate the risk of, the impact of inflation. These provisions include rent steps and clauses enabling us to receive payment of additional rent calculated as a percentage of the tenant’s gross sales above pre-determined thresholds. In addition, we expect that most of our leases will require the tenant to pay all or a majority of the property’s operating expenses, including real estate taxes, special assessments and sales and use taxes, utilities, insurance and building repairs. However, due to the long-term nature of leases for real property, such leases may not reset frequently enough to adequately offset the effects of inflation.
Related-Party Transactions and Agreements
We have entered into agreements with CCI III Advisors and its affiliates, whereby we agree to pay certain fees to, or reimburse certain expenses of, CCI III Advisors or its affiliates, such as acquisition and advisory fees and expenses, organization and offering costs, selling commissions, dealer manager fees and expenses, distribution and stockholder servicing fees, leasing fees and reimbursement of certain operating costs. See Note 8 — Related-Party Transactions and Arrangements to our consolidated financial statements in this Annual Report on Form 10-K for a discussion of the various related-party transactions, agreements and fees.
Conflicts of Interest
Affiliates of CCI III Advisors act as an advisor to, and our chief executive officer and our chief financial officer act as executive officers and/or directors of, Cole Credit Property Trust IV, Inc., Cole Credit Property Trust V, Inc., Cole Office & Industrial REIT (CCIT II), Inc., Cole Real Estate Income Strategy (Daily NAV), Inc., and/or other real estate offerings in registration, all of which are public, non-listed REITs offered, distributed and/or managed by affiliates of CCI III Advisors. As such, there are conflicts of interest where CCI III Advisors or its affiliates, while serving in the capacity as sponsor, general partner, officer, director, key personnel and/or advisor for VEREIT or another real estate program sponsored by Cole Capital, including other real estate offerings in registration, may be in conflict with us in connection with providing services to other real estate-related programs related to property acquisitions, property dispositions, and property management among others. The compensation arrangements between affiliates of CCI III Advisors and these other real estate programs sponsored by Cole Capital could influence the advice provided to us. See Part I, Item 1. Business — Conflicts of Interest of this Annual Report on Form 10-K.
Off-Balance Sheet Arrangements
As of December 31, 2016 and 2015, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market Risk
The market risk associated with financial instruments and derivative financial instruments is the risk of loss from adverse changes in market prices or interest rates. Our market risk arises primarily from interest rate risk relating to variable rate borrowings. To meet our short and long-term liquidity requirements, we borrow funds at a combination of fixed and variable rates. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to manage our overall borrowing costs. To achieve these objectives, from time to time, we may enter into interest rate hedge contracts such as swaps, collars and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. We do not intend to hold or issue these derivative contracts for trading or speculative purposes. We do not have any foreign operations and thus we are not exposed to foreign currency fluctuations.
Interest Rate Risk
In connection with the acquisition of our property, we have obtained variable rate debt financing and are therefore exposed to changes in the London Interbank Offered Rate (“LIBOR”). As of December 31, 2016, we had an aggregate of $32.3 million of variable rate debt outstanding under the Subordinate Promissory Note and the Credit Facility, and a change of 50 basis points in interest rates would result in a change in interest expense of $162,000 per annum. In the future, we may obtain additional variable rate debt financing to fund certain property acquisitions and may be further exposed to interest rate changes. Our objectives in managing interest rate risks will be to limit the impact of interest rate changes on operations and cash flows and to lower overall borrowing costs. To achieve these objectives, we expect to borrow primarily at interest rates with the lowest margins available and, in some cases, with the ability to convert variable rates to fixed rates.

Credit Risk
Concentrations of credit risk arise when a number of tenants are engaged in similar business activities, or activities in the same geographic region, or have similar economic features that would cause their ability to meet contractual obligations, including those to the Company, us to be similarly affected by changes in economic conditions. We have one tenant and are subject to tenant, geographic and industry concentrations and will be subject to such concentrations as we grow our portfolio. Any downturn of the economic conditions in our current tenant or in one or more of our future tenants, states or industries could result in a material reduction of our cash flows or material losses to us.
Our credit risk management objectives are to have creditworthy tenants. To achieve these objectives, we consider various factors to determine the credit risk of our current tenant and future tenants including, but not limited to: payment history; credit status and change in status (credit ratings for public companies are used as a primary metric); change in tenant space needs (i.e., expansion/downsize); tenant financial performance; economic conditions in a specific geographic region; and industry specific credit considerations. We believe that the credit risk of our portfolio is reduced by the high quality of our existing tenant, reviews of prospective tenants’ risk profiles prior to lease execution and consistent monitoring of our portfolio to identify potential problems with our current or future tenants.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements and supplementary data filed as part of this report are set forth beginning on page F-1 in this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
There were no changes in or disagreements with our independent registered public accountants during the year ended December 31, 2016.

ITEM 9A.	CONTROLS AND PROCEDURES
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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of December 31, 2016 was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of December 31, 2016, were effective.
Management’s Annual Report on Internal Control over Financial Reporting
This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting due to a transition period established by rules of the SEC for newly public companies.
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
On March 28, 2017, Cole Corporate Income Operating Partnership III, LP entered into a modification agreement in order to extend the maturity date of the Subordinate Promissory Note from September 22, 2017 to September 30, 2018. The Subordinate Promissory Note Modification was approved by a majority of the Company’s directors (including a majority of the independent directors) not otherwise interested in the transaction as fair, competitive and commercially reasonable and no less favorable to the Company than a comparable loan between unaffiliated parties under the same circumstances. As of March 23, 2017, the amount outstanding under the Subordinate Promissory Note was $8.3 million.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item will be presented in our definitive proxy statement for our 2017 annual meeting of stockholders, which is expected to be filed with the SEC within 120 days after December 31, 2016, and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this Item will be presented in our definitive proxy statement for our 2017 annual meeting of stockholders, which is expected to be filed with the SEC within 120 days after December 31, 2016, and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item will be presented in our definitive proxy statement for our 2017 annual meeting of stockholders, which is expected to be filed with the SEC within 120 days after December 31, 2016, and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this Item will be presented in our definitive proxy statement for our 2017 annual meeting of stockholders, which is expected to be filed with the SEC within 120 days after December 31, 2016, and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item will be presented in our definitive proxy statement for our 2017 annual meeting of stockholders, which is expected to be filed with the SEC within 120 days after December 31, 2016, and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
Financial Statements
The list of the consolidated financial statements contained herein is set forth on page F-1 hereof.
Financial Statement Schedules
Schedule III – Real Estate Assets and Accumulated Depreciation is set forth beginning on page S-1 hereof.
All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are not applicable and therefore have been omitted.
Exhibits
The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the year ended December 31, 2016 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description

3.1
Articles of Amendment and Restatement of Cole Office & Industrial REIT (CCIT III), Inc. dated July 15, 2016 (Incorporated by reference to Exhibit 3.1 to the Company’s Pre-effective Amendment No. 2 to Form S-11 (File No. 333-209128), filed on July 18, 2016).

3.2	Bylaws of Cole Office & Industrial REIT (CCIT III), Inc. (Incorporated by reference to Exhibit 3.3 to the Company’s Form S-11 (File No. 333-209128), filed on January 26, 2016).
4.1	Form of Initial Subscription Agreement (Incorporated by reference to Exhibit 4.1 to the Company’s Post-effective Amendment No. 1 to Form S-11 (File No. 333-209128), filed on December 22, 2016).
4.2	Form of Additional Subscription Agreement (Incorporated by reference to Exhibit 4.2 to the Company’s Post-effective Amendment No. 1 to Form S-11 (File No. 333-209128), filed on December 22, 2016).
10.1
Dealer Manager Agreement between Cole Office & Industrial REIT (CCIT III), Inc. and Cole Capital Corporation dated September 22, 2016 (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 333-209128), filed on November 10, 2016).

10.2
Advisory Agreement by and between Cole Office & Industrial REIT (CCIT III), Inc. and Cole Corporate Income Advisors III, LLC dated September 22, 2016 (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 333-209128), filed on November 10, 2016).

10.3
Agreement of Limited Partnership of Cole Corporate Income Operating Partnership III, LP, by and between Cole Office & Industrial REIT (CCIT III), Inc. and the limited partners thereto dated September 22, 2016(Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 333-209128), filed on November 10, 2016).

10.4	Distribution Reinvestment Plan (Incorporated by reference to Exhibit 10.3 to the Company’s Post-effective Amendment No. 1 to Form S-11 (File No. 333-209128), filed on December 22, 2016).
10.5
Escrow Agreement by and among Cole Office & Industrial REIT (CCIT III), Inc., Cole Capital Corporation and UMB Bank, N.A. dated September 22, 2016 (Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q (File No. 333-209128), filed on November 10, 2016).

10.6
Purchase Agreement, as amended, by and between VEREIT Acquisitions, LLC and Acquiport Milford LLC, dated June 27, 2016, pursuant to a separate Assignment of Purchase Agreement dated September 22, 2016 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 333-209128), filed on September 27, 2016).

10.7
Assignment of Purchase Agreement, by and between VEREIT Acquisitions, LLC and VEREIT OFC Milford OH, LLC dated September 22, 2016 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 333-209128), filed on September 27, 2016).

10.8
First Amendment to Purchase Agreement, dated July 15, 2016, by and between VEREIT Acquisitions, LLC and Acquiport Milford LLC (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 333-209128), filed on September 27, 2016).

10.9
Second Amendment to Purchase Agreement, dated July 19, 2016, by and between VEREIT Acquisitions, LLC and Acquiport Milford LLC (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 333-209128), filed on September 27, 2016).

10.10
Third Amendment to Purchase Agreement, dated July 20, 2016, by and between VEREIT Acquisitions, LLC and Acquiport Milford LLC (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 333-209128), filed on September 27, 2016).

Exhibit No.	Description

10.11
Credit Agreement, dated September 23, 2016, by and between Cole Corporate Income Operating Partnership III, LP, JPMorgan Chase Bank, N.A. as joint lead arranger, bookrunner, administrative agent, letter of credit issuer, and a lender, and KeyBank, National Association as joint lead arranger, syndication agent, and a lender (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K (File No. 333-209128), filed on September 27, 2016).

10.12
Subordinate Promissory Note, dated September 23, 2016, by and between VEREIT Operating Partnership, LP and Cole Corporate Income Operating Partnership III, LP (Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K (File No. 333-209128), filed on September 27, 2016).

10.13*	First Modification Agreement to the Subordinate Promissory Note, dated March 28, 2017, by and between VEREIT Operating Partnership, LP and Cole Corporate Income Operating Partnership III, LP.
21.1*	Subsidiaries of the Registrant.
31.1*	Certifications of the Principal Executive Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications of the Principal Financial Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

 ____________________________________

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

ITEM 16.	FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 28th day of March, 2017.

Cole Office & Industrial REIT (CCIT III), Inc.

By:	/s/ Nathan D. DeBacker
Nathan D. DeBacker
Chief Financial Officer and Treasurer
(Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ GLENN J. RUFRANO	Chief Executive Officer and President	March 28, 2017
Glenn J. Rufrano	(Principal Executive Officer)

/s/ NATHAN D. DEBACKER	Chief Financial Officer and Treasurer	March 28, 2017
Nathan D. DeBacker	(Principal Financial Officer)

/s/ CHRISTINE T. BROWN	Vice President of Accounting	March 28, 2017
Christine T. Brown	(Principal Accounting Officer)

/s/ STEPHEN O. EVANS	Independent Director and Non-Executive Chairman	March 28, 2017
Stephen O. Evans	of the Board of Directors

/s/ HOWARD A. SILVER	Independent Director	March 28, 2017
Howard A. Silver

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Financial Statements	Page

Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2016 and 2015	F-3
Consolidated Statements of Operations for the Years Ended December 31, 2016 and 2015, and the Period from May 22, 2014 (Date of Inception) to December 31, 2014	F-4
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2016 and 2015, and the Period from May 22, 2014 (Date of Inception) to December 31, 2014	F-5
Consolidated Statements of Cash Flows for the Years Ended December 31, 2016 and 2015, and for the Period from May 22 2014 (Date of Inception) to December 31, 2014	F-6
Notes to Consolidated Financial Statements	F-7
Schedule III - Real Estate Assets and Accumulated Depreciation	S-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Cole Office & Industrial REIT (CCIT III), Inc.
Phoenix, Arizona
We have audited the accompanying consolidated balance sheets of Cole Office & Industrial REIT (CCIT III), Inc. and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years ended December 31, 2016 and 2015, and for the period from May 22, 2014 (Date of Inception) to December 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Cole Office & Industrial REIT (CCIT III), Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for the years ended December 31, 2016 and 2015, and for the period from May 22, 2014 (Date of Inception) to December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
/s/ DELOITTE & TOUCHE LLP
Phoenix, Arizona
March 28, 2017

COLE OFFICE & INDUSTRIAL REIT (CCIT III), INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2016	December 31, 2015
ASSETS
Investment in real estate assets:
Land	$2,307,312	$—
Buildings and improvements	26,971,327	—
Intangible lease assets	3,471,361	—
Total real estate investments, at cost	32,750,000	—
Less: accumulated depreciation and amortization	(418,000)	—
Total real estate investments, net	32,332,000	—
Cash and cash equivalents	605,049	200,000
Rents and tenant receivables	313,600	—
Prepaid expenses	6,400	—
Deferred costs, net	1,337,541	—
Total assets	$34,594,590	$200,000
LIABILITIES AND STOCKHOLDERS’ EQUITY
Credit facility	$22,000,000	$—
Subordinate promissory note due to affiliate	10,300,000	—
Accrued expenses and accounts payable	366,005	—
Due to affiliates	77,508	—
Distributions payable	16,546	—
Deferred rental income	204,624	—
Total liabilities	32,964,683	—
Commitments and contingencies
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.01 par value; 245,000,000 shares authorized, 334,618 and 20,000 shares issued and outstanding as of December 31, 2016 and December 31, 2015, respectively	3,346	200
Class T common stock, $0.01 par value; 245,000,000 shares authorized, 5,225 and none issued and outstanding as of December 31, 2016 and December 31, 2015, respectively	52	—
Capital in excess of par value	3,068,672	199,800
Accumulated distributions in excess of earnings	(1,442,163)	—
Total stockholders’ equity	1,629,907	200,000
Total liabilities and stockholders’ equity	$34,594,590	$200,000
The accompanying notes are an integral part of these consolidated financial statements.

COLE OFFICE & INDUSTRIAL REIT (CCIT III), INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

			Period from May 22, 2014 (date of inception) through December 31, 2014
	Year Ended December 31,
	2016	2015
Revenues:
Rental income	$734,528	$—	$—
Tenant reimbursement income	63,905	—	—
Total revenues	798,433	—	—
Operating expenses:
General and administrative	372,030	—	—
Property operating	2,962	—	—
Real estate tax	61,202	—	—
Advisory fees and expenses	74,289	—	—
Acquisition-related fees and expenses	764,622	—	—
Depreciation and amortization	418,000	—	—
Total operating expenses	1,693,105	—	—
Operating loss	(894,672)	—	—
Other expense:
Interest expense and other, net	(497,607)	—	—
Net loss	$(1,392,279)	$—	$—

Class A Common Stock:
Net loss	$(1,389,630)	$—	$—
Basic and diluted weighted average number of common shares outstanding	97,638	20,000	9,344
Basic and diluted net loss per common share	$(14.23)	$—	$—
Distributions declared per common share	$0.16	$—	$—

Class T Common Stock:
Net loss	$(2,649)	$—	$—
Basic and diluted weighted average number of common shares outstanding	186	—	—
Basic and diluted net loss per common share	$(14.27)	$—	$—
Distributions declared per common share	$0.02	$—	$—
The Company was formed on May 22, 2014, but did not commence principal operations until September 22, 2016. Therefore, the Company had no income statement activity during the year ended December 31, 2015 and the period from May 22, 2014 (date of inception) through December 31, 2014.

The accompanying notes are an integral part of these consolidated financial statements.

COLE OFFICE & INDUSTRIAL REIT (CCIT III), INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Class A Common Stock		Class T Common Stock		Capital in Excess of Par Value	Accumulated Distributions in Excess of Earnings	Total Stockholders’Equity
	Number of Shares	Par Value	Number of Shares	Par Value
Balance, May 22, 2014 (date of inception)	—	$—	—	$—	$—	$—	$—
Issuance of common stock	20,000	200	—	—	199,800	$—	200,000
Balance, December 31, 2014	20,000	$200	—	$—	$199,800	$—	$200,000
Issuance of common stock	—	—	—	—	—	—	—
Balance, December 31, 2015	20,000	$200	—	$—	$199,800	$—	$200,000
Issuance of common stock	314,618	3,146	5,225	52	2,931,802	—	2,935,000
Distributions to investors	—	—	—	—	—	(49,884)	(49,884)
Commissions on stock sales and related dealer manager fees	—	—	—	—	(28,968)	—	(28,968)
Other offering costs	—	—	—	—	(31,962)	—	(31,962)
Distribution and stockholder servicing fees	—	—	—	—	(2,000)	—	(2,000)
Net loss	—	—	—	—	—	(1,392,279)	(1,392,279)
Balance, December 31, 2016	334,618	$3,346	5,225	$52	$3,068,672	$(1,442,163)	$1,629,907
The Company was formed on May 22, 2014, but did not commence principal operations until September 22, 2016. Therefore, the Company had no activity during the year ended December 31, 2015.

The accompanying notes are an integral part of these consolidated financial statements.

COLE OFFICE & INDUSTRIAL REIT (CCIT III), INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,		May 22, 2014 (Date of Inception) to December 31, 2014
	2016	2015
Cash flows from operating activities:
Net loss	$(1,392,279)	$—	$—
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization, net	418,000	—	—
Amortization of deferred financing costs	144,043	—	—
Straight-line rental income	(66,090)	—	—
Changes in assets and liabilities:
Rents and tenant receivables	(247,510)	—	—
Prepaid expenses	(6,400)	—	—
Accrued expenses and accounts payable	366,005	—	—
Deferred rental income	204,624	—	—
Due to affiliates	75,524	—	—
Net cash used in operating activities	(504,083)	—	—
Cash flows from investing activities:
Investment in real estate assets	(32,750,000)	—	—
Payment of property escrow deposits	(700,000)	—	—
Refund of property escrow deposits	700,000	—	—
Net cash used in investing activities	(32,750,000)	—	—
Cash flows from financing activities:
Proceeds from issuance of common stock	2,935,000	—	200,000
Offering costs on issuance of common stock	(60,946)	—	—
Distributions to investors	(33,338)	—	—
Proceeds from credit facility	22,000,000	—	—
Proceeds from subordinate promissory note	10,300,000	—	—
Deferred financing costs paid	(1,481,584)	—	—
Net cash provided by financing activities	33,659,132	—	200,000
Net increase in cash and cash equivalents	405,049	—	200,000
Cash and cash equivalents, beginning of period	200,000	200,000	—
Cash and cash equivalents, end of period	$605,049	$200,000	$200,000
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Distributions declared and unpaid	$16,546	$—	$—
Accrued distribution and stockholder fees due to affiliate	$1,984	$—	$—
Supplemental cash flow disclosures:
Interest paid	$299,341	$—	$—
The Company was formed on May 22, 2014, but did not commence principal operations until September 22, 2016.
The accompanying notes are an integral part of these consolidated financial statements.

COLE OFFICE & INDUSTRIAL REIT (CCIT III), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — ORGANIZATION AND BUSINESS
Cole Office & Industrial REIT (CCIT III), Inc. (the “Company”) is a Maryland corporation that was incorporated on May 22, 2014, which intends to qualify and elect to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes beginning with its taxable year ending December 31, 2017, as it did not meet all of the criteria to qualify as a REIT under the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), for its taxable year ended December 31, 2016. The Company is the sole general partner of, and owns, directly or indirectly, 100% of the partnership interests in Cole Corporate Income Operating Partnership III, LP, a Delaware limited partnership. The Company is externally managed by Cole Corporate Income Advisors III, LLC (“CCI III Advisors”), a Delaware limited liability company and an affiliate of the Company’s sponsor, Cole Capital®, which is a trade name used to refer to a group of affiliated entities directly or indirectly controlled by VEREIT, Inc. (“VEREIT”), a widely-held public company whose shares of common stock are listed on the New York Stock Exchange (NYSE: VER). VEREIT indirectly owns and/or controls the Company’s external advisor, CCI III Advisors, the Company’s dealer manager, Cole Capital Corporation (“CCC”), the Company’s property manager, CREI Advisors, LLC (“CREI Advisors”), and the Company’s sponsor, Cole Capital.
Pursuant to a Registration Statement on Form S-11 (Registration No. 333-209128) (the “Registration Statement”) under the Securities Act of 1933, as amended (the “Securities Act”), and declared effective by the U.S. Securities and Exchange Commission (the “SEC”) on September 22, 2016, the Company commenced its initial public offering on a “best efforts” basis, offering up to a maximum of $3.5 billion in shares of common stock (the “Offering”). Pursuant to the Offering, the Company is offering up to $2.5 billion in shares of its common stock pursuant to the primary offering, consisting of two classes of shares: Class A common stock (“Class A Shares”) at a price of $10.00 per share (up to $1.25 billion in shares) and Class T common stock (“Class T Shares”) at a price of $9.57 per share (up to $1.25 billion in shares). Pursuant to the Offering, the Company is also offering up to $1.0 billion in shares of its common stock pursuant to the distribution reinvestment plan (the “DRIP”) at a purchase price during the Offering equal to the per share primary offering prices net of selling commissions and dealer manager fees, or $9.10 per share for both Class A Shares and Class T Shares, assuming a $10.00 per Class A Share primary offering price and a $9.57 per Class T Share primary offering price.
The Company was initially capitalized on July 14, 2014 when VEREIT Operating Partnership, L.P. (“VEREIT OP”), an affiliate of Cole Capital and the operating partnership of VEREIT, acquired 8,000 shares of common stock (later designated as Class A Shares) for $200,000. Effective as of December 30, 2015, the Company effected a stock split, whereby every one share of its common stock issued and outstanding was split into two and one-half shares of common stock, resulting in 20,000 Class A Shares of common stock issued and outstanding as of such date. On September 22, 2016, the Company satisfied the conditions of the escrow agreement regarding the minimum offering amount under the Offering and issued 274,725 Class A Shares to VEREIT OP, an affiliate of Cole Capital and the operating partnership of VEREIT, resulting in gross proceeds of $2.5 million, and commenced principal operations.
As of December 31, 2016, the Company had issued approximately 320,000 shares of common stock in the Offering for gross proceeds of $2.9 million ($2.9 million in Class A Shares and $50,000 in Class T Shares) before organization and offering costs, selling commissions and dealer manager fees of $61,000. In addition, the Company paid distribution and stockholder servicing fees for Class T Shares sold in the primary portion of the Offering of $16 and accrued an estimated liability for future distribution and stockholder servicing fees payable of $2,000. The Company intends to use substantially all of the net proceeds from the Offering to acquire and operate a diversified portfolio of commercial real estate investments primarily consisting of single-tenant, income-producing necessity office and industrial properties, which are leased to creditworthy tenants under long-term leases, including distribution facilities, warehouses, manufacturing plants and corporate or regional headquarters in strategic locations. The Company expects that most of its properties will be subject to “net” leases, whereby the tenant will be primarily responsible for the property’s cost of repairs, maintenance, property taxes, utilities, insurance and other operating costs. As of December 31, 2016, the Company owned one property, located in Ohio and leased to Siemens Corporation, comprising approximately 221,000 rentable square feet of income-producing necessity corporate office property, which was 100% leased.

COLE OFFICE & INDUSTRIAL REIT (CCIT III), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The summary of significant accounting policies presented below is designed to assist in understanding the Company’s consolidated financial statements. These accounting policies conform to accounting principles generally accepted in the United States of America (“GAAP”) in all material respects, and have been consistently applied in preparing the accompanying consolidated financial statements.
Principles of Consolidation and Basis of Presentation
The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Real Estate Investments
Real estate assets are stated at cost, less accumulated depreciation and amortization. Amounts capitalized to real estate assets consist of the cost of acquisition, excluding acquisition-related fees and expenses, construction and any tenant improvements, major improvements and betterments that extend the useful life of the real estate assets and leasing costs. All acquisition-related fees and expenses, repairs and maintenance are expensed as incurred.
The Company considers the period of future benefit of each respective asset to determine the appropriate useful life. The estimated useful lives of the Company’s real estate assets by class are generally as follows:

Buildings	40 years
Tenant improvements	Lesser of useful life or lease term
Intangible lease assets	Lease term
Recoverability of Real Estate Assets
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate assets may not be recoverable. Impairment indicators that the Company considers include, but are not limited to, bankruptcy or other credit concerns of a property’s major tenant, such as a history of late payments, rental concessions and other factors, a significant decrease in a property’s revenues due to lease terminations, vacancies, co-tenancy clauses, reduced lease rates, or other circumstances. When indicators of potential impairment are present, the Company assesses the recoverability of the assets by determining whether the carrying amount of the assets will be recovered through the undiscounted future cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying amount, the Company will adjust the real estate assets to their respective fair values and recognize an impairment loss. Generally, fair value will be determined using a discounted cash flow analysis and recent comparable sales transactions. No impairment indicators were identified and no impairment losses were recorded during the years ended December 31, 2016 or 2015, or for the period from May 22, 2014 (Date of Inception) to December 31, 2014.
Assets Held for Sale
When a real estate asset is identified by the Company as held for sale, the Company will cease depreciation and amortization of the assets related to the property and estimate the fair value, net of selling costs. If, in management’s opinion, the fair value, net of selling costs, of the asset is less than the carrying amount of the asset, an adjustment to the carrying amount would be recorded to reflect the estimated fair value of the property, net of selling costs. There were no assets identified as held for sale as of December 31, 2016 or 2015.

COLE OFFICE & INDUSTRIAL REIT (CCIT III), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Allocation of Purchase Price of Real Estate Assets
Upon the acquisition of real properties, the Company allocates the purchase price to acquired tangible assets, consisting of land, buildings and improvements, and identified intangible assets and liabilities, consisting of the value of above- and below-market leases and the value of in-place leases, based in each case on their respective fair values. Acquisition-related fees and expenses are expensed as incurred. The Company utilizes independent appraisals to assist in the determination of the fair values of the tangible assets of an acquired property (which includes land and buildings). The information in the appraisal, along with any additional information available to the Company’s management, is used in estimating the amount of the purchase price that is allocated to land. Other information in the appraisal, such as building value and market rents, may be used by the Company’s management in estimating the allocation of purchase price to the building and to intangible lease assets and liabilities. The appraisal firm has no involvement in management’s allocation decisions other than providing this market information.
The fair values of above- and below-market lease intangibles are recorded based on the present value (using a discount rate which reflects the risks associated with the leases acquired) of the difference between (1) the contractual amounts to be paid pursuant to the in-place leases and (2) an estimate of fair market lease rates for the corresponding in-place leases, which is generally obtained from independent appraisals, measured over a period equal to the remaining non-cancelable term of the lease including, for below-market leases, any bargain renewal periods. The above- and below-market lease intangibles are capitalized as intangible lease assets or liabilities, respectively. Above-market leases are amortized as a reduction to rental income over the remaining terms of the respective leases. Below-market leases are amortized as an increase to rental income over the remaining terms of the respective leases, including any bargain renewal periods. In considering whether or not the Company expects a tenant to execute a bargain renewal option, the Company evaluates economic factors and certain qualitative factors at the time of acquisition, such as the financial strength of the tenant, the remaining lease term, the tenant mix of the leased property, the Company’s relationship with the tenant and the availability of competing tenant space. If a lease were to be terminated prior to its stated expiration, all unamortized amounts of above- or below-market lease intangibles relating to that lease would be recorded as an adjustment to rental income.
The fair values of in-place leases include estimates of direct costs associated with obtaining a new tenant and opportunity costs associated with lost rental and other property income which are avoided by acquiring a property with an in-place lease. Direct costs associated with obtaining a new tenant include leasing commissions, legal and other related expenses, and are estimated in part by utilizing information obtained from independent appraisals and management’s consideration of current market costs to execute a similar lease. The intangible values of opportunity costs, which are calculated using the contractual amounts to be paid pursuant to the in-place leases over a market absorption period for a similar lease, are capitalized as intangible lease assets and are amortized to expense over the remaining term of the respective leases. If a lease were to be terminated prior to its stated expiration, all unamortized amounts of in-place lease assets relating to that lease would be expensed.
The Company may acquire certain properties subject to contingent consideration arrangements that may obligate the Company to pay additional consideration to the seller based on the outcome of future events. Additionally, the Company may acquire certain properties for which it funds certain contingent consideration amounts into an escrow account pending the outcome of certain future events. The outcome may result in the release of all or a portion of the escrow funds to the Company or the seller or a combination thereof. Contingent consideration arrangements, including amounts funded through an escrow account, will be recorded upon acquisition of the respective property at their estimated fair value, and any changes to the estimated fair value, subsequent to acquisition, will be reflected in the accompanying consolidated statements of operations in acquisition-related fees and expenses. The determination of the amount of contingent consideration arrangements is based on the probability of several possible outcomes as identified by management.
The Company will estimate the fair value of assumed mortgage notes payable based upon indications of current market pricing for similar types of debt financing with similar maturities. Assumed mortgage notes payable will initially be recorded at their estimated fair value as of the assumption date, and any difference between such estimated fair value and the mortgage note’s outstanding principal balance will be amortized or accreted to interest expense over the term of the respective mortgage note payable.
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

COLE OFFICE & INDUSTRIAL REIT (CCIT III), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash Concentrations
Cash and cash equivalents includes cash in bank accounts. The Company deposits cash with several high quality financial institutions. These deposits are guaranteed by the Federal Deposit Insurance Company (“FDIC”) up to an insurance limit of $250,000. At times, the Company’s cash and cash equivalents may exceed federally insured levels. Although the Company bears risk on amounts in excess of those insured by the FDIC, it has not experienced and does not anticipate any losses due to the high quality of the institutions where the deposits are held.
Deferred Financing Costs
Deferred financing costs represent commitment fees, legal fees and other costs associated with obtaining commitments for financing. The presentation of all deferred financing costs, other than those associated with the revolving loan portion of the credit facility, are classified such that the debt issuance costs related to a recognized debt liability are presented on the consolidated balance sheets as a direct deduction from the carrying amount of the related debt liability rather than as an asset. Debt issuance costs related to securing the Company’s revolving line of credit are presented as an asset and amortized ratably over the term of the line of credit arrangement. The Company’s total deferred costs, net in the accompanying consolidated balance sheets relate only to the revolving loan portion of the Credit Facility (as defined in Note 6 — Credit Facility and Subordinate Promissory Note). As of December 31, 2016, the Company had $1.3 million of deferred financing costs, net of accumulated amortization, related to the revolving loan portion of the Credit Facility. Costs incurred in seeking financial transactions that do not close are expensed in the period in which it is determined the financing will not close.
Distribution and Stockholder Servicing Fees
The Company pays CCC a distribution and stockholder servicing fee for Class T Shares sold in the primary portion of the Offering which are calculated on a daily basis in the amount of 1/365th of 1.0% of the purchase price per share (or, once reported, the amount of the Company’s estimated per share net asset value) of Class T Shares sold in the primary portion of the Offering. The aggregate distribution and stockholder servicing fee for Class T Shares will not exceed an amount equal to 4.0% of the total gross offering proceeds of Class T Shares sold in the primary portion of the Offering. The Company will cease paying the distribution and stockholder servicing fee with respect to Class T Shares sold in the Offering at the earliest of: (i) the end of the month in which the transfer agent, on the Company’s behalf, determines that total selling commissions and distribution and stockholder servicing fees paid by a stockholder within his or her individual account would be equal to 4.0% of the stockholder’s total gross investment amount at the time of the purchase of the primary Class T Shares held in such account; (ii) the date on which the aggregate underwriting compensation from all sources equals 10.0% of the gross offering proceeds (i.e., excluding proceeds from sales pursuant to the DRIP); (iii) the fourth anniversary of the last day of the month in which the Offering (excluding the offering of shares pursuant to the DRIP) terminates; (iv) the date such Class T Share is no longer outstanding; and (v) the date the Company effects a liquidity event (such as the sale of the Company, the sale of all or substantially all of the Company’s assets, a merger or similar transaction, the listing of the Company’s shares of common stock for trading on a national securities exchange or an alternative strategy that would result in a significant increase in the opportunities for stockholders to dispose of their shares). CCC may, in its discretion, reallow to participating broker-dealers all or a portion of the distribution and stockholder servicing fee for services that such participating broker-dealers perform in connection with the distribution of Class T Shares. The distribution and stockholder servicing fee will be paid monthly in arrears. An estimated liability for future distribution and stockholder servicing fees payable to CCC is recognized at the time each Class T Share is sold and included in due to affiliates in the consolidated balance sheets with a corresponding decrease to capital in excess of par value.
Due to Affiliates
Certain affiliates of CCI III Advisors received, and will continue to receive, fees, reimbursements and compensation in connection with services provided relating to the Offering and the acquisition, management, financing and leasing of the Company’s assets. As of December 31, 2016, $78,000 was due to CCI III Advisors and its affiliates for such services, as discussed in Note 8 — Related-Party Transactions and Arrangements to these consolidated financial statements.
Redeemable Common Stock
Under the Company’s share redemption program, the Company’s obligation to redeem shares of its outstanding common stock is limited, among other things, to the net proceeds received by the Company from the sale of shares under the DRIP during the quarter, net of shares redeemed. The Company records amounts that are redeemable under the share redemption program as redeemable common stock outside of permanent equity in its consolidated balance sheets. Changes in the amount of redeemable common stock from period to period are recorded as an adjustment to capital in excess of par value.

COLE OFFICE & INDUSTRIAL REIT (CCIT III), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
The Company continually reviews receivables related to rent, including any unbilled straight-line rent, and determines collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of a receivable is in doubt, the Company will record an increase in the allowance for uncollectible accounts. As of December 31, 2016 and 2015, the Company did not have an allowance for uncollectible accounts.
Income Taxes
The Company intends to qualify and elect to be taxed as a REIT for federal income tax purposes under Sections 856 through 860 of the Internal Revenue Code, beginning with its taxable year ending December 31, 2017. If the Company qualifies for taxation as a REIT, the Company will generally not be subject to federal corporate income tax to the extent it distributes its taxable income to its stockholders, and so long as it, among other things, distributes at least 90% of its annual taxable income (computed without regard to the dividends paid deduction and excluding net capital gains). REITs are subject to a number of other organizational and operational requirements. Even if the Company qualifies for taxation as a REIT, it or its subsidiaries may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed income.
For the period from May 22, 2014 (date of inception) to December 31, 2016, the Company did not meet all of the criteria to qualify as a REIT under the Internal Revenue Code. Specifically, the Company did not have enough shareholders for a sufficient number of days in 2016. As such, the Company was taxable as a C Corporation for the taxable year ended December 31, 2016, and was subject to regular taxes on its income for such period. However, the Company incurred a taxable loss for the period ending December 31, 2016, and as such, there was no federal income tax liability for this period.
The Company accounts for income taxes using the asset and liability method under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The Company records a valuation allowance for net deferred tax assets that are not expected to be realized.
The Company has reviewed tax positions under GAAP guidance that clarify the relevant criteria and approach for the recognition and measurement of uncertain tax positions. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken, or expected to be taken, in a tax return. A tax position may only be recognized in the consolidated financial statements if it is more likely than not that the tax position will be sustained upon examination. The Company had no material uncertain tax positions as of December 31, 2016.
Net Loss Per Share
The Company has two classes of common stock. Accordingly, the Company utilizes the two-class method to determine its earnings per share, which results in different earnings per share for each of the classes. Under the two-class method, earnings per share of each class of common stock are computed by dividing the sum of the distributed earnings to common stockholders and undistributed earnings allocated to common stockholders by the weighted average number of shares for each class of common stock for the respective period. The distributed earnings to Class T Share common stockholders represents distributions declared less the distribution and stockholder servicing fees paid with respect to Class T Shares sold in the primary portion of the Offering. Diluted loss per share considers the effect of any potentially dilutive share equivalents, of which the Company had none for each of the years ended December 31, 2016 or 2015, or the period from May 22, 2014 (Date of Inception) to December 31, 2014.
Offering and Related Costs
CCI III Advisors funds all of the organization and offering costs on the Company’s behalf (excluding selling commissions, and dealer manager fees) and may be reimbursed for such costs up to 1.0% of the gross proceeds from the Offering. As of December 31, 2016, CCI III Advisors had paid organization and offering costs in excess of 1.0% of the gross proceeds from the Offering. These excess costs were not included in the financial statements of the Company because such costs were not a

COLE OFFICE & INDUSTRIAL REIT (CCIT III), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

liability of the Company as they exceeded 1.0% of the aggregate gross proceeds from the Offering. As the Company raises additional proceeds from the Offering, these excess costs may become payable. The Company expenses organization costs as incurred and records offering costs, which include items such as legal and accounting fees, marketing, personnel, promotional and printing costs, as a reduction of capital in excess of par value along with selling commissions, and dealer manager fees in the period in which they become payable.
Reportable Segment
The Company’s commercial real estate investment consists of a single-tenant, income-producing necessity office property, which is leased to a creditworthy tenant under a long-term net lease. The Company’s management evaluates operating performance on an overall portfolio level; therefore, the Company’s properties are one reportable segment.
Recent Accounting Pronouncements
From time to time, new accounting pronouncements are issued by various standard setting bodies that may have an impact on the Company’s accounting and reporting. Except as otherwise stated below, the Company is currently evaluating the effect that certain of these new accounting requirements may have on the Company’s accounting and related reporting and disclosures in the Company’s consolidated financial statements:
Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, as amended (“ASU 2014-09”) — The requirements were amended to remove inconsistencies in revenue requirements and to provide a more complete framework for addressing revenue issues across a broad range of industries and transaction types. The revised standard’s core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The revised standard also clarifies that an entity should evaluate whether it is the principal or the agent for each specified good or service promised in a contract to a customer. These provisions are effective January 1, 2018, and are to be applied retrospectively, with early adoption permitted for periods beginning after December 15, 2016 and interim periods thereafter. Companies may either use a full retrospective or a modified retrospective approach to adopt ASU 2014-09. The Company is currently assessing the adoption methodology. In accordance with the Company’s plan for the adoption of ASU 2014-09, the Company’s implementation team has identified the Company’s revenue streams and is performing an in-depth review of the Company’s revenue contracts to identify the related performance obligations and to evaluate the impact on the Company’s consolidated financial statements and internal accounting processes and controls. As the majority of the Company’s revenue is derived from real estate lease contracts, as discussed in relation to ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”), the Company does not expect that the adoption of ASU 2014-09 or related amendments and modifications issued by the Financial Accounting Standards Board (the “FASB”) will have a material impact on its consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, which replaces the existing guidance in Accounting Standards Codification 840, Leases (Topic 842). ASU 2016-02 requires a dual approach for lessee accounting under which a lessee would account for leases as either finance leases or operating leases. Both finance leases and operating leases will result in the lessee recognizing a right-of-use (“ROU”) asset and a corresponding lease liability. For finance leases, the lessee would recognize interest expense and amortization of the ROU asset and for operating leases the lessee would recognize a straight-line total lease expense. The provisions of ASU 2016-02 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. A modified retrospective approach is required for existing leases that have not expired upon adoption. Early adoption is permitted. The Company’s implementation team is developing an inventory of all leases, as well as identifying any non-lease components in the lease arrangements.
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

COLE OFFICE & INDUSTRIAL REIT (CCIT III), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ASU No. 2016-05, Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships (“ASU 2016-05”) — The amendments in this update clarify that a change in the counterparty to a derivative instrument that has been designated as a hedging instrument does not, in and of itself, require de-designation of that hedging relationship, provided that all other hedge accounting criteria continue to be met. These provisions are effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years, with early adoption permitted. The Company plans to adopt ASU 2016-05 prospectively and will consider for any future novations.
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
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which is intended to address diversity in practice related to how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments in ASU 2016-15 address eight specific cash flow issues as well as application of the predominance principle (dependence on predominant source or use of receipt or payment) and are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. ASU 2016-15 requires retrospective adoption unless it is impracticable to apply, in which case it is to be applied prospectively as of the earliest date practicable. The Company plans to adopt ASU 2016-15 during the fourth quarter of fiscal year 2017.
In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”), which provides guidance on the presentation of restricted cash and restricted cash equivalents in the statement of cash flows. Restricted cash and restricted cash equivalents should now be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period amounts shown on the statements of cash flows. The amendments in ASU 2016-18 are effective for reporting periods beginning after December 15, 2017, with early adoption permitted.
In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”), which clarifies the definition of a business by adding guidance to assist entities in evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017-01 is effective for annual periods beginning after December 15, 2017, including interim periods within. Early adoption is permitted and is required to be applied prospectively to any transactions occurring within the period of adoption. The Company plans to adopt ASU 2017-01 during the first quarter of fiscal year 2017 and expects that most future acquisitions (or disposals) will qualify as asset acquisitions (or disposals). As such, future acquisition related expenses associated with these asset acquisitions will be capitalized.
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

COLE OFFICE & INDUSTRIAL REIT (CCIT III), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
The following describes the methods the Company uses to estimate the fair value of the Company’s financial assets and liabilities:
Credit facility and subordinate promissory note — The fair value is estimated by discounting the expected cash flows based on estimated borrowing rates available to the Company as of the measurement date. These financial instruments are valued using Level 2 inputs. As of December 31, 2016, the estimated fair value of the Company’s debt was $32.9 million, compared to the carrying value of $32.3 million. The carrying and fair values exclude net deferred financing costs.
Other financial instruments — The Company considers the carrying values of its cash and cash equivalents, tenant receivables, accounts payable and accrued expenses, other liabilities, due to affiliates and distributions payable to approximate their fair values because of the short period of time between their origination and their expected realization as well as their highly-liquid nature. Due to the short-term maturities of these instruments, Level 1 inputs are utilized to estimate the fair value of these financial instruments.
Considerable judgment is necessary to develop estimated fair values of financial assets and liabilities. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize, or be liable for, on disposition of the financial assets and liabilities. As of December 31, 2016, there have been no transfers of financial assets or liabilities between fair value hierarchy levels.
NOTE 4 — REAL ESTATE INVESTMENT
2016 Property Acquisition
During the year ended December 31, 2016, the Company acquired one office property, leased to Siemens Corporation, for a purchase price of $32.8 million (the “2016 Acquisition”). The Company purchased the 2016 Acquisition with net proceeds from the Offering and available borrowings. The Company allocated the purchase price of this property to the fair value of the assets acquired. The following table summarizes the purchase price allocation:

December 31, 2016
Land	$2,307,312
Buildings and improvements	26,971,327
Acquired in-place lease (1)	3,471,361
Total purchase price	$32,750,000
______________________
(1)    The weighted average amortization period for the acquired in-place lease was 9.6 years for the 2016 Acquisition.
The Company recorded revenue for the year ended December 31, 2016 of $798,000 and a net loss for the year ended December 31, 2016 of $439,000 related to the 2016 Acquisition. In addition, the Company recorded $765,000 of acquisition-related fees and expenses for the year ended December 31, 2016.
The Company’s tenant, Siemens Corporation, is a subsidiary of Siemens AG. The audited financial statements for Siemens AG, for the fiscal year from October 1, 2015 to September 30, 2016, can be found on their website at http://www.siemens.com/investor/pool/en/investor_relations/Siemens_AR2016.pdf.

COLE OFFICE & INDUSTRIAL REIT (CCIT III), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes selected financial information of the Company as if the 2016 Acquisition was completed on January 1, 2015. The table below presents the Company’s estimated revenue and net loss, on a pro forma basis, for the year ended December 31, 2016:

	Year Ended December 31,
	2016	2015
Pro forma basis (unaudited):
Revenue	$2,922,263	$2,922,263
Net loss	$(1,612,080)	$(1,418,625)
The unaudited pro forma information for the year ended December 31, 2016 was adjusted to exclude $765,000 of acquisition-related fees and expenses recorded during the year ended December 31, 2016. Accordingly, these costs were instead recognized in the unaudited pro forma information for the year ended December 31, 2015. The unaudited pro forma information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of the period, nor does it purport to represent the results of future operations.
NOTE 5 — INTANGIBLE LEASE ASSETS
During the year ended December 31, 2016, the intangible lease assets consisted of an in-place lease of $3.4 million, net of accumulated amortization of $106,000, with a weighted average life remaining of 9.3 years.
Estimated amortization expense related to the intangible lease assets as of December 31, 2016 for each of the five succeeding fiscal years ending December 31, 2021 is $362,000, respectively, for the in-place lease. In addition, no amortization expense was incurred or recorded related to intangible lease assets for the year ended December 31, 2015 or the period from May 22, 2014 (date of inception) through December 31, 2014.
NOTE 6 — CREDIT FACILITY AND SUBORDINATE PROMISSORY NOTE
As of December 31, 2016, the Company had $32.3 million of debt outstanding, with a weighted average interest rate of 4.1% and weighted average years to maturity of 2.1 years.
On September 23, 2016, the Company entered into a secured credit facility (the “Credit Facility”) with JPMorgan Chase, Bank N.A. (“JPMorgan Chase”), as administrative agent and a lender, and KeyBank, National Association (“KeyBank”) as a lender under the credit agreement (the “Credit Agreement”), that provides for borrowings of up to $100.0 million in revolving loans (the “Revolving Loans”). The Revolving Loans mature on September 23, 2019; however, the Company may elect to extend the maturity dates of such loans to September 23, 2021, subject to satisfying certain conditions described in the Credit Agreement.
Depending upon the type of loan specified and overall leverage ratio, the Credit Facility bears interest at (i) the one-month, two-month, three-month or six-month London Interbank Offered Rate (“LIBOR”), as elected by the Company, multiplied by the statutory reserve rate (as defined in the Credit Agreement), plus the applicable rate (the “Eurodollar Applicable Rate”), ranging from 2.20% to 2.75%, and the Company’s leverage ratio (as defined in the Credit Agreement). For base rate committed loans, the interest rate will be equal to a rate ranging from 1.20% to 1.75%, depending on the Company’s leverage ratio, plus a per annum amount equal to the greater of: (i) JPMorgan Chase’s Prime Rate (as defined in the Credit Agreement); (ii) the Federal Funds Effective Rate (as defined in the Credit Agreement) plus 0.50%; and (iii) one-month LIBOR multiplied by the statutory reserve rate plus 1.0%. As of December 31, 2016, the amount outstanding under the Revolving Loans totaled $22.0 million at an interest rate of 3.6%. The Company had $78.0 million in unused capacity, subject to borrowing availability, as of December 31, 2016.
The Credit Agreement contains customary representations, warranties, borrowing conditions and affirmative, negative and financial covenants, including minimum net worth, debt service coverage and leverage ratio requirements and dividend payout and REIT status requirements. In particular, the Credit Agreement requires the Company to maintain a minimum consolidated net worth greater than or equal to 75% of the issuance of equity from the date of the Credit Agreement, a leverage ratio no greater than 70% and a fixed charge coverage ratio greater than 1.50. The Company believes it was in compliance with the financial covenants of the Credit Agreement as of December 31, 2016.
In addition, the Company entered into a $30.0 million subordinate loan with an affiliate of the Company’s advisor (the “Subordinate Promissory Note”). The Subordinate Promissory Note bears interest at a rate per annum equal to the sum of (a) one-month LIBOR, (b) the Credit Facility Margin (as defined in the Subordinate Promissory Note) and (c) 1.75%, with accrued

COLE OFFICE & INDUSTRIAL REIT (CCIT III), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

interest payable monthly in arrears and principal due upon maturity. The Subordinate Promissory Note had an interest rate of 5.1% as of December 31, 2016 with a maturity date of September 22, 2017. Subsequent to December 31, 2016, the Company entered into a modification agreement, which extended the maturity date to September 30, 2018 (the “Subordinate Promissory Note Modification”). Additional disclosures related to the Subordinate Promissory Note Modification are included in Note 14 — Subsequent Events. In the event the Subordinate Promissory Note is not paid off on the maturity date, the loan includes default provisions. The Subordinate Promissory Note has been approved by a majority of the Company’s board of directors (including a majority of the independent directors) (the “Board”) not otherwise interested in the transaction as fair, competitive and commercially reasonable and no less favorable to the Company than a comparable loan between unaffiliated parties under the same circumstances. As of December 31, 2016, the Company had $10.3 million of debt outstanding and $19.7 million available for borrowing under the Subordinate Promissory Note.
NOTE 7 — COMMITMENTS AND CONTINGENCIES
Litigation
In the ordinary course of business, the Company may become subject to litigation and claims. The Company is not aware of any material pending legal proceedings, other than ordinary routine litigation incidental to the Company’s business, to which the Company is a party or of which the Company’s property is the subject.
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
NOTE 8 — RELATED-PARTY TRANSACTIONS AND ARRANGEMENTS
The Company has incurred, and will continue to incur, commissions, fees and expenses payable to CCI III Advisors and certain of its affiliates in connection with the Offering and the acquisition, management and disposition of its assets.
Selling commissions and dealer manager fees
In connection with the Offering, CCC, the Company’s dealer manager, which is affiliated with CCI III Advisors, receives selling commissions of up to 7.0% and 3.0% of gross offering proceeds from the primary portion of the Offering for Class A Shares and Class T Shares, respectively, before reallowance of selling commissions earned by participating broker-dealers. The Company has been advised that CCC intends to reallow 100% of selling commissions earned to participating broker-dealers. In addition, CCC receives up to 2.0% of gross offering proceeds from the primary portion of the Offering for both Class A Shares and Class T Shares as a dealer manager fee. CCC, in its sole discretion, may reallow all or a portion of its dealer manager fee to participating broker-dealers. No selling commissions or dealer manager fees are paid to CCC or other participating broker-dealers with respect to shares sold pursuant to the DRIP.
Organization and offering expenses
All other organization and offering expenses associated with the sale of the Company’s common stock (excluding selling commissions, and dealer manager fees) are paid by CCI III Advisors or its affiliates and are reimbursed by the Company up to 1.0% of aggregate gross offering proceeds. A portion of the other organization and offering expenses may be considered to be underwriting compensation. As of December 31, 2016, CCI III Advisors had paid organization and offering expenses in excess of the 1.0% of aggregate gross offering proceeds in connection with the Offering. These excess amounts were not included in the consolidated financial statements of the Company because such amounts were not a liability of the Company as they exceeded 1.0% of gross proceeds from the Offering. As the Company raises additional proceeds from the Offering, these amounts may become payable.

COLE OFFICE & INDUSTRIAL REIT (CCIT III), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Distribution and stockholder servicing fees
The Company pays CCC a distribution and stockholder servicing fee for Class T Shares that is calculated on a daily basis in the amount of 1/365th of 1.0% of the purchase price per share (or, once reported, the amount of the Company’s estimated per share net asset value) of the Class T Shares sold in the primary portion of the Offering. The distribution and stockholder servicing fee is paid monthly in arrears from cash flow from operations or, if the Company’s cash flow from operations is not sufficient to pay the distribution and stockholder servicing fee, from borrowings in anticipation of future cash flow. An estimated liability for future distribution and stockholder servicing fees payable to CCC is recognized at the time each Class T Share is sold and included in due to affiliates in the consolidated balance sheets with a corresponding decrease to capital in excess of par value. The Company will cease paying the distribution and stockholder servicing fee with respect to Class T Shares at the earliest of (i) the end of the month in which the total distribution and stockholder servicing fees paid by a stockholder within his or her individual account would be equal to 4.0% of the stockholder’s total gross investment amount at the time of the purchase of the primary Class T Shares held in such account; (ii) the date on which the aggregate underwriting compensation from all sources equals 10.0% of the gross proceeds from the sale of the Company’s shares in the Offering, excluding shares sold pursuant to the DRIP; (iii) the fourth anniversary of the last day of the month in which the Offering (excluding the offering of shares pursuant to the DRIP) terminates; (iv) the date such Class T Share is no longer outstanding; and (v) the date the Company effects a liquidity event. CCC may, in its discretion, reallow to participating broker-dealers all or a portion of the distribution and stockholder servicing fee for services that such participating broker-dealers perform in connection with the distribution of Class T Shares. No distribution and stockholder servicing fees are paid to CCC or other participating broker-dealers with respect to shares sold pursuant to the DRIP.
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
Advisory fees and expenses
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
Operating expenses
The Company reimburses CCI III Advisors or its affiliates for the operating expenses they paid or incurred in connection with the services provided to the Company, subject to the limitation that the Company will not reimburse CCI III Advisors or its affiliates for any amount by which the operating expenses (including the advisory fee) at the end of the four preceding fiscal quarters exceed the greater of (i) 2.0% of average invested assets, or (ii) 25.0% of net income, other than any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of assets for that period. The Company will not reimburse CCI III Advisors or its affiliates for compensation paid to the Company’s executive officers or employees of CCI III Advisors in connection with the services for which CCI III Advisors or its affiliates receive an acquisition fee, financing coordination fee or disposition fee.
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

COLE OFFICE & INDUSTRIAL REIT (CCIT III), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Disposition fees
If CCI III Advisors or its affiliates provide a substantial amount of services (as determined by a majority of the Company’s independent directors) in connection with the sale of one or more properties (or the Company’s entire portfolio), the Company will pay CCI III Advisors or its affiliates a disposition fee in an amount equal to up to one-half of the real estate or brokerage commission paid by the Company to third parties on the sale of such properties, not to exceed 1.0% of the contract price of the properties sold; provided, however, in no event may the total disposition fees paid to CCI III Advisors, its affiliates, and unaffiliated third parties, exceed the lesser of the customary competitive real estate commission or an amount equal to 6.0% of the contract sales price. In addition, if CCI III Advisors or its affiliates provides a substantial amount of services (as determined by a majority of the Company’s independent directors) in connection with the sale of one or more assets other than properties, the Company may separately compensate CCI III Advisors or its affiliates at such rates and in such amounts as the Company’s board of directors, including a majority of the independent directors, and CCI III Advisors agree upon, not to exceed an amount equal to 1.0% of the contract price of the assets sold. During the years ended December 31, 2016 and 2015, no disposition fees were incurred for any such services provided by CCI III Advisors or its affiliates.
Subordinated performance fees
The Company will pay a subordinated performance fee under one of the following alternative events: (1) if the Company’s shares are listed on a national securities exchange, CCI III Advisors, or its affiliates, will be entitled to a subordinated performance fee equal to 15.0% of the amount, if any, by which (i) the market value of the Company’s outstanding stock plus distributions paid by the Company prior to listing, exceeds (ii) the sum of the total amount of capital raised from investors and the amount of distributions necessary to generate a 6.0% annual cumulative, non-compounded return to investors; (2) if the Company is sold or its assets are liquidated, CCI III Advisors will be entitled to a subordinated performance fee equal to 15.0% of the net sale proceeds remaining after investors have received, from regular distributions plus special distributions paid from proceeds of such sale, a return of their net capital invested and a 6.0% annual cumulative, non-compounded return; or (3) upon termination of the advisory agreement, CCI III Advisors may be entitled to a subordinated performance fee similar to the fee to which it would have been entitled had the portfolio been liquidated (based on an independent appraised value of the portfolio) on the date of termination. During the years ended December 31, 2016 and 2015, no subordinated performance fees were incurred related to any such events.
The Company incurred commissions, fees and expense reimbursements as shown in the table below for services provided by CCI III Advisors and its affiliates related to the services described above during the periods indicated:

	Year Ended		Year Ended
	December 31, 2016		December 31, 2015
Selling commissions	$15,500		$—
Dealer manager fees	$13,468		$—
Distribution and stockholder servicing fees	$16	(1)	$—
Organization and offering costs	$31,962		$—
Acquisition fees and expenses	$665,090		$—
Advisory fees	$74,289		$—
Operating expenses	$107,429	(2)	$—
Financing coordination fees	$220,000		$—
______________________

(1)
Amounts are calculated for the respective period in accordance with the dealer manager agreement and exclude the estimated liability for future distribution and stockholder servicing fees payable to CCC of $2,000, which is included in due to affiliates in the consolidated balance sheets with a corresponding decrease to capital in excess of par value, as described in Note 2 - Summary of Significant Accounting Policies.

(2) CCI III Advisors permanently waived its rights to $80,000 of expense reimbursements for the year ended December 31, 2016, which is excluded from the table above as the Company is not responsible for this amount. No expense reimbursements were waived during the year ended December 31, 2015.

COLE OFFICE & INDUSTRIAL REIT (CCIT III), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Due to Affiliates
As of December 31, 2016, $78,000 was recorded for services and expenses incurred, but not yet reimbursed to CCI III Advisors, or its affiliates. The amount is primarily for operating expenses, interest expense, and advisory fees and expenses. The Company incurred $145,000 of interest expense related to the Subordinate Promissory Note during the year ended December 31, 2016, of which $45,000 had been incurred, but not yet paid. These amounts were included in due to affiliates in the consolidated balance sheets of such periods.
NOTE 9 — ECONOMIC DEPENDENCY
Under various agreements, the Company has engaged or may engage CCI III Advisors or its affiliates to provide certain services that are essential to the Company, including asset management services, supervision of the management and leasing of properties owned by the Company, asset acquisition and disposition decisions, the sale of shares of the Company’s common stock available for issuance, as well as other administrative responsibilities for the Company including accounting services and investor relations. As a result of these relationships, the Company is dependent upon CCI III Advisors or its affiliates. In the event that these companies are unable to provide the Company with these services, the Company would be required to find alternative providers of these services.
NOTE 10 — STOCKHOLDERS’ EQUITY
As of December 31, 2016, the Company was authorized to issue 490.0 million shares of common stock pursuant to the primary offering, consisting of two classes of shares (245.0 million in Class A Shares and 245.0 million in Class T Shares) and 10.0 million shares of preferred stock. All shares of such stock have a par value of $0.01 per share. On July 14, 2014, VEREIT acquired 8,000 shares of common stock, at $25.00 per share. Effective December 31, 2015, the Company effected a stock split, whereby every one share of their common stock issued and outstanding was split into two and one-half shares of common stock, resulting in 20,000 Class A Shares of common stock issued and outstanding. Pursuant to the Company’s charter, VEREIT OP is prohibited from selling the 20,000 shares of the common stock that represents the initial investment in the Company for so long as Cole Capital remains the Company’s sponsor; provided, however, that VEREIT OP may transfer ownership of all or a portion of these 20,000 shares of the Company’s common stock to other affiliates of the Company’s sponsor.
Distribution Reinvestment Plan
Pursuant to the DRIP, the Company allows stockholders to elect to have their distributions reinvested in additional shares of the Company’s common stock. Distributions on Class A Shares are reinvested in Class A Shares and distributions on Class T Shares are reinvested in Class T Shares. The purchase price per share under the DRIP is $9.10 per share. The Board may terminate or amend the DRIP at the Company’s discretion at any time upon ten days’ prior written notice to the stockholders. During the years ended December 31, 2016 and 2015, no shares were purchased under the DRIP.
Share Redemption Program
The Company’s share redemption program permits its stockholders to sell their shares back to the Company after they have held them for at least one year, subject to the significant conditions and limitations described below.
The share redemption program provides that the Company will redeem shares of its common stock from requesting stockholders, subject to the terms and conditions of the share redemption program. The Company will limit the number of shares redeemed pursuant to the share redemption program as follows: (1) the Company will not redeem in excess of 5% of the weighted average number of shares outstanding during the trailing 12 months prior to the end of the fiscal quarter for which the redemptions are being paid; and (2) funding for the redemption of shares will be limited, among other things to the net proceeds the Company receives from the sale of shares under the DRIP, net of shares redeemed to date. In an effort to accommodate redemption requests throughout the calendar year, the Company intends to limit quarterly redemptions to approximately 1.25% of the weighted average number of shares outstanding during the trailing 12-month period ending on the last day of the fiscal quarter, and funding for redemptions for each quarter generally will be limited to the net proceeds the Company receives from the sale of shares in the respective quarter under the DRIP.
Except for redemptions due to a stockholder’s death, bankruptcy or other exigent circumstances, the redemption price per share will equal the per share value shown on the stockholder’s most recent customer account statement. The redemption price will be adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to the Company’s common stock if any such event is not already reflected in the per share value shown on the stockholder’s most recent customer account statement. At any time the Company is engaged in an offering of shares, the per share price for shares purchased under our share redemption program will always be equal to or lower than the then-current per share offering price of the respective class of shares.

COLE OFFICE & INDUSTRIAL REIT (CCIT III), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Upon receipt of a request for redemption, the Company may conduct a Uniform Commercial Code search to ensure that no liens are held against the shares. If the Company cannot purchase all shares presented for redemption in any fiscal quarter, based upon insufficient cash available and/or the limit on the number of shares the Company may redeem during any quarter or year, the Company will give priority to the redemption of deceased stockholders’ shares. The Company next will give priority to requests for full redemption of accounts with a balance of 250 shares or less at the time the Company receives the request, in order to reduce the expense of maintaining small accounts. Thereafter, the Company will honor the remaining quarterly redemption requests on a pro rata basis. Following such quarterly redemption period, the unsatisfied portion of the prior redemption request must be resubmitted, prior to the last day of the new quarter. Unfulfilled requests for redemption will not be carried over automatically to subsequent redemption periods.
The Company redeems shares no later than the end of the month following the end of each fiscal quarter. Requests for redemption must be received on or prior to the end of the fiscal quarter in order for the Company to repurchase the shares in the month following the end of that fiscal quarter. The Board may amend, suspend or terminate the share redemption program at any time upon 30 days’ notice to the stockholders. The Company did not redeem any shares during the year ended December 31, 2016.
Distributions Payable and Distribution Policy
The Board authorized a daily distribution, based on 366 days in the calendar year, of $0.001639344 per Class A Share for stockholders of record as of the close of business on each day of the period commencing on September 23, 2016 and ending on December 31, 2016. The Board authorized a daily distribution on Class T Shares for stockholders of record of such class of shares as of the close of business on each day of the period commencing on September 23, 2016 and ending on December 31, 2016, equal to $0.001639344 per Class T Share, less the per share distribution and stockholder servicing fees that are payable with respect to the Class T Shares (as calculated on a daily basis).
In addition, the Board authorized a daily distribution, based on 365 days in the calendar year, of $0.001643836 per Class A Share for stockholders of record as of the close of business on each day of the period commencing on January 1, 2017 and ending on June 30, 2017. The Board authorized a daily distribution on Class T Shares for stockholders of record of such class of shares as of the close of business on each day of the period commencing on January 1, 2017 and ending on June 30, 2017, equal to $0.001643836 per Class T Share, less the per share distribution and stockholder servicing fees that are payable with respect to the Class T Shares (as calculated on a daily basis). As of December 31, 2016, the Company had distributions payable of $17,000.
NOTE 11 — INCOME TAXES
For its taxable year ended December 31, 2016, the Company was taxed as a C corporation under the Internal Revenue Code, as it did not meet all of the criteria to qualify as a REIT during this period. As such, the Company was subject to regular corporate income taxes on its taxable income for such period. The Company uses the asset and liability method of accounting for income taxes. Under this method, tax return positions are recognized in the consolidated financial statements when they are “more-likely-than-not” to be sustained upon examination by the taxing authority. Deferred income tax assets and liabilities result from temporary differences. Temporary differences are differences between the tax bases of assets and liabilities and their reported amounts in the consolidated financial statements that will result in taxable or deductible amounts in future periods. A valuation allowance may be placed on deferred income tax assets, if it is determined that it is more likely than not that a deferred tax asset may not be realized.
The Company does not expect to pay any income tax for the taxable year ended December 31, 2016 because it incurred a net operating loss for such year. However, the income tax benefit from such net operating loss was offset by a full valuation allowance of approximately $496,000 against the net deferred tax assets as of December 31, 2016 because the Company intends to qualify as a REIT for the taxable years ending on or after December 31, 2017, and does not expect to utilize its net operating loss carryforward. The net change in the total valuation allowance was an increase of approximately $496,000 for the year ended December 31, 2016. As a result, no provision or benefit for income taxes has been recognized in the accompanying financial statements.
The Company calculated its estimated annualized effective tax expense rate at 0% for the year ended December 31, 2016. The Company had no income tax expense or benefit for the years ended December 31, 2015 and December 31, 2014 as it did not commence material operations until 2016.

COLE OFFICE & INDUSTRIAL REIT (CCIT III), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred tax assets (liabilities) consisted of the following components as of the periods indicated:

	Year Ended December 31,
	2016	2015	2014
Fixed assets	$337,888	$—	$—
Net operating loss	109,072	—	—
Deferred rent	72,948	—	—
Other	(23,561)	—	—
Valuation allowance	(496,347)	—	—
Total net deferred tax asset	$—	$—	$—
The following is a reconciliation of benefit from income taxes with the amount computed by applying the statutory federal income tax rate to loss before income taxes for the year ended December 31, 2016:

	Year Ended December 31,
	2016	2015	2014
Net loss	$(1,392,279)	$—	$—

Federal provision (benefit) at statutory rate	(487,297)	—	—
State and local provision at statutory rate	(9,050)	—	—
Change in valuation allowance against net deferred tax assets	496,347	—	—
Total benefit from income taxes	$—	$—	$—
As of December 31, 2016, the Company had federal and local net operating loss carryforwards of approximately $303,000 and $306,000, respectively. These net operating losses are available to offset future taxable income and begin to expire in the year 2036. The Company had no net operating loss carryforwards as of December 31, 2015 and December 31, 2014.
The Company had no unrecognized tax benefits as of or during the year ended December 31, 2016. Any interest and penalties related to unrecognized tax benefits would be recognized within the provision for income taxes in the Company’s consolidated statements of operations. The Company files income tax returns in the U.S. federal jurisdiction, as well as various state and local jurisdictions, and is subject to routine examinations by the respective tax authorities.
For federal income tax purposes, distributions to stockholders are characterized as ordinary dividends, capital gain distributions, or nondividend distributions. Nondividend distributions will reduce U.S stockholders’ basis (but not below zero) in their shares. All of the distributions paid during the year ended December 31, 2016 were characterized as nondividend distributions.  The Company paid no distributions during the period from May 22, 2014 (Date of Inception) to December 31, 2015.

COLE OFFICE & INDUSTRIAL REIT (CCIT III), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 12 — OPERATING LEASES
The Company’s real estate property is leased to a tenant under an operating lease. As of December 31, 2016, the lease had a remaining term of 9.3 years. The lease has provisions to extend the lease agreement, options for early termination after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate asset leased to the tenant.
The future minimum rental income from the Company’s investment in real estate asset under the non-cancelable operating lease, assuming no exercise of renewal options, as of December 31, 2016, was as follows:

Year Ending December 31,	Future Minimum Rental Income
2017	$2,488,226
2018	2,537,991
2019	2,588,751
2020	2,640,526
2021	2,693,336
Thereafter	12,301,072
Total	$25,249,902
NOTE 13 — QUARTERLY RESULTS (UNAUDITED)
Presented below is a summary of the unaudited quarterly financial information for the year ended December 31, 2016. In the opinion of management, the information for the interim periods presented includes all adjustments, which are of a normal and recurring nature, necessary to present a fair presentation of the results for each period.

	December 31, 2016
	First Quarter(1)	Second Quarter(1)	Third Quarter	Fourth Quarter
Revenues	$—	$—	$59,961	$738,472
Acquisition-related fees and expenses	$—	$—	$754,531	$10,091
Operating loss	$—	$—	$(793,933)	$(100,739)
Net loss	$—	$—	$(846,730)	$(545,549)
Basic and diluted net loss per share - Class A common stock (2)	$—	$—	$(19.29)	$(1.78)
Distributions declared per common share - Class A common stock	$—	$—	$0.01	$0.15
Basic and diluted net loss per share - Class T common stock (2), (3)	$—	$—	$—	$(1.82)
Distributions declared per common share - Class T common stock (3)	$—	$—	$—	$0.02
____________________________________
(1) The Company did not commence principal operations until September 22, 2016. Therefore, the Company had no activity during the first and second quarter for the year ended December 31, 2016.
(2) The sum of the quarterly net loss per share amounts does not agree to the full year net loss per share amounts. The Company calculates net loss per share based on the weighted-average number of outstanding shares of common stock during the reporting period. The average number of shares fluctuates throughout the year and can therefore produce a full year result that does not agree to the sum of the individual quarters.
(3) As of September 30, 2016, no Class T Shares were issued or outstanding.

COLE OFFICE & INDUSTRIAL REIT (CCIT III), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 14 — SUBSEQUENT EVENTS
The following events occurred subsequent to December 31, 2016:
Subordinate Promissory Note
On March 28, 2017, Cole Corporate Income Operating Partnership III, LP entered into a modification agreement in order to extend the maturity date of the Subordinate Promissory Note from September 22, 2017 to September 30, 2018. The Subordinate Promissory Note Modification was approved by a majority of the Company’s directors (including a majority of the independent directors) not otherwise interested in the transaction as fair, competitive and commercially reasonable and no less favorable to the Company than a comparable loan between unaffiliated parties under the same circumstances. As of March 23, 2017, the amount outstanding under the Subordinate Promissory Note was $8.3 million.

COLE OFFICE & INDUSTRIAL REIT (CCIT III), INC.
SCHEDULE III — REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION

Gross Amount at
		Initial Costs to Company		Total	Which Carried	Accumulated
			Buildings &	Adjustment	At December 31, 2016	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis	(b) (c)	(d) (e)	Acquired	Constructed
Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Siemens:
Milford, OH	(f)	$2,307,312	$26,971,327	$—	$29,278,639	$312,350	9/23/2016	1991
____________________________________
(a)     As of December 31, 2016, we owned one office property.

(b)    The aggregate cost for federal income tax purposes was approximately $33.5 million.

(c)	The following is a reconciliation of total real estate carrying value for the years ended December 31, 2016 and December 31, 2015:

	Year Ended December 31,
	2016	2015
Balance, beginning of period	$—	$—
Additions
Acquisitions	29,278,639	—
Improvements	—	—
Total additions	29,278,639	—
Deductions	—	—
Cost of real estate sold	—	—
Total deductions	—	—
Balance, end of period	$29,278,639	$—

(d)	The following is a reconciliation of accumulated depreciation for the years ended December 31, 2016 and December 31, 2015:

	Year Ended December 31,
	2016	2015
Balance, beginning of period	$—	$—
Additions
Acquisitions - Depreciation Expense for Building & Tenant Improvements Acquired	312,350	—
Improvements - Depreciation Expense for Tenant Improvements & Building Equipment	—	—
Total additions	312,350	—
Deductions	—	—
Cost of real estate sold	—	—
Total deductions	—	—
Balance, end of period	$312,350	$—

(e)
The Company’s assets are depreciated or amortized using the straight-line method over the useful lives of the assets by class. Generally, buildings are depreciated over 40 years, and tenant improvements are amortized over the remaining life of the lease or the useful life, whichever is shorter.

(f)	Part of the Credit Facility’s unencumbered borrowing base. As of December 31, 2016, the Company had $22.0 million outstanding under the Credit Facility.

S-1