Form 10-Q
period 2017-03-31
Cole Office & Industrial REIT (CCIT III), Inc.
filed 2017-05-12
CIK 1614976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer (Do not check if a smaller reporting company)	☒

Smaller reporting company	☐	Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).          Yes  ☐ No  ☒
As of May 9, 2017, there were approximately 897,521 shares of Class A common stock and 61,709 shares of Class T common stock, par value per share of $0.01 each, of Cole Office & Industrial REIT (CCIT III), Inc. outstanding.

COLE OFFICE & INDUSTRIAL REIT (CCIT III), INC.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
COLE OFFICE & INDUSTRIAL REIT (CCIT III), INC.
CONDENSED CONSOLIDATED UNAUDITED BALANCE SHEETS

	March 31, 2017	December 31, 2016
ASSETS
Investment in real estate assets:
Land	$2,307,312	$2,307,312
Buildings and improvements	26,971,327	26,971,327
Intangible lease assets	3,471,361	3,471,361
Total real estate investments, at cost	32,750,000	32,750,000
Less: accumulated depreciation and amortization	(776,285)	(418,000)
Total real estate investments, net	31,973,715	32,332,000
Cash and cash equivalents	569,001	605,049
Rents and tenant receivables	444,233	313,600
Prepaid expenses and other assets	10,638	6,400
Deferred costs, net	1,214,076	1,337,541
Total assets	$34,211,663	$34,594,590
LIABILITIES AND STOCKHOLDERS’ EQUITY
Credit facility	$21,275,000	$22,000,000
Subordinate promissory note due to affiliate	7,750,000	10,300,000
Accrued expenses and accounts payable	331,192	366,005
Due to affiliates	77,113	77,508
Distributions payable	32,265	16,546
Deferred rental income	204,624	204,624
Total liabilities	29,670,194	32,964,683
Commitments and contingencies
Redeemable common stock	5,257	—
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value per share; 10,000,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.01 par value per share; 245,000,000 shares authorized, 663,015 and 334,618 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	6,630	3,346
Class T common stock, $0.01 par value per share; 245,000,000 shares authorized, 50,845 and 5,225 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	508	52
Capital in excess of par value	6,371,050	3,068,672
Accumulated distributions in excess of earnings	(1,841,976)	(1,442,163)
Total stockholders’ equity	4,536,212	1,629,907
Total liabilities, redeemable common stock, and stockholders’ equity	$34,211,663	$34,594,590
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE OFFICE & INDUSTRIAL REIT (CCIT III), INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2017	2016
Revenues:
Rental income	$674,567	$—
Tenant reimbursement income	69,937	—
Total revenues	744,504	—
Operating expenses:
General and administrative	146,740	—
Property operating	3,300	—
Real estate tax	66,637	—
Advisory fees and expenses	60,565	—
Depreciation and amortization	358,285	—
Total operating expenses	635,527	—
Operating income	108,977	—
Other expense:
Interest expense and other, net	(436,121)	—
Net loss	$(327,144)	$—

Class A Common Stock:
Net loss	$(312,176)	$—
Basic and diluted weighted average number of common shares outstanding	471,832	20,000
Basic and diluted net loss per common share	$(0.66)	$—
Distributions declared per common share	$0.15	$—

Class T Common Stock:
Net loss	$(14,968)	$—
Basic and diluted weighted average number of common shares outstanding	21,945	—
Basic and diluted net loss per common share	$(0.68)	$—
Distributions declared per common share	$0.15	$—
The Company was formed on May 22, 2014 but did not commence principal operations until September 22, 2016. Therefore, the Company had no income statement activity during the three months ended March 31, 2016.
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE OFFICE & INDUSTRIAL REIT (CCIT III), INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENT OF STOCKHOLDERS’ EQUITY

	Class A Common Stock		Class T Common Stock		Capital in Excess of Par Value	Accumulated Distributions in Excess of Earnings	Total Stockholders’ Equity
	Number of Shares	Par Value	Number of Shares	Par Value
Balance, January 1, 2017	334,618	$3,346	5,225	$52	$3,068,672	$(1,442,163)	$1,629,907
Issuance of common stock	328,397	3,284	45,620	456	3,683,197	—	3,686,937
Distributions to investors	—	—	—	—	—	(72,669)	(72,669)
Commissions on stock sales and related dealer manager fees	—	—	—	—	(320,914)	—	(320,914)
Other offering costs	—	—	—	—	(37,201)	—	(37,201)
Distribution and stockholder servicing fees	—	—	—	—	(17,447)	—	(17,447)
Changes in redeemable common stock	—	—	—	—	(5,257)	—	(5,257)
Net loss	—	—	—	—	—	(327,144)	(327,144)
Balance, March 31, 2017	663,015	$6,630	50,845	$508	$6,371,050	$(1,841,976)	$4,536,212
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE OFFICE & INDUSTRIAL REIT (CCIT III), INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(327,144)	$—
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization, net	358,285	—
Amortization of deferred financing costs	123,465	—
Straight-line rental income	(60,695)	—
Changes in assets and liabilities:
Rents and tenant receivables	(69,938)	—
Prepaid expenses and other assets	(4,238)	—
Accrued expenses and accounts payable	(34,813)	—
Due to affiliates	(28,422)	—
Net cash used in operating activities	(43,500)	—
Cash flows from investing activities:
Net cash used in investing activities	—	—
Cash flows from financing activities:
Proceeds from issuance of common stock	3,681,680	—
Offering costs on issuance of common stock	(347,535)	—
Distributions to investors	(51,693)	—
Repayments of credit facility	(725,000)	—
Repayment of subordinate promissory note	(2,550,000)	—
Net cash provided by financing activities	7,452	—
Net decrease in cash and cash equivalents	(36,048)	—
Cash and cash equivalents, beginning of period	605,049	200,000
Cash and cash equivalents, end of period	$569,001	$200,000

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Distributions declared and unpaid	$32,265	$—
Accrued distribution and stockholder fees and dealer manager fees due to affiliate	$30,011	$—
Common stock issued through distribution reinvestment plan	$5,257	$—
Supplemental Cash Flow Disclosures:
Interest paid	$280,809	$—
The Company was formed on May 22, 2014 but did not commence principal operations until September 22, 2016. Therefore, the Company had no cash flow statement activity during the three months ended March 31, 2016.
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE OFFICE & INDUSTRIAL REIT (CCIT III), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
March 31, 2017
NOTE 1 — ORGANIZATION AND BUSINESS
Cole Office & Industrial REIT (CCIT III), Inc. (the “Company”) is a Maryland corporation that was incorporated on May 22, 2014, which intends to qualify and elect to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes beginning with its taxable year ending December 31, 2017, as it did not meet all of the criteria to qualify as a REIT under the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), for its taxable year ended December 31, 2016. The Company is the sole general partner of, and owns, directly or indirectly, 100% of the partnership interests in Cole Corporate Income Operating Partnership III, LP, a Delaware limited partnership. The Company is externally managed by Cole Corporate Income Advisors III, LLC (“CCI III Advisors”), a Delaware limited liability company and an affiliate of the Company’s sponsor, Cole Capital®, which is a trade name used to refer to a group of affiliated entities directly or indirectly controlled by VEREIT, Inc. (“VEREIT”), a widely-held public company whose shares of common stock are listed on the New York Stock Exchange (NYSE: VER). VEREIT indirectly owns and/or controls the Company’s external advisor, CCI III Advisors, the Company’s dealer manager for the Offering (as defined below), Cole Capital Corporation (“CCC”), the Company’s property manager, CREI Advisors, LLC (“CREI Advisors”), and the Company’s sponsor, Cole Capital.
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
As of March 31, 2017, the Company had issued approximately 694,000 shares of common stock in the Offering for gross proceeds of $6.6 million ($6.1 million in Class A Shares and $500,000 in Class T Shares) before organization and offering costs, selling commissions and dealer manager fees of $419,000. In addition, the Company paid distribution and stockholder servicing fees for Class T Shares sold in the primary portion of the Offering of $500 and accrued an estimated liability for future distribution and stockholder servicing fees payable of $19,000. The Company intends to use substantially all of the net proceeds from the Offering to acquire and operate a diversified portfolio of commercial real estate investments primarily consisting of single-tenant, income-producing necessity office and industrial properties, which are leased to creditworthy tenants under long-term leases, including distribution facilities, warehouses, manufacturing plants and corporate or regional headquarters in strategic locations. The Company expects that most of its properties will be subject to “net” leases, whereby the tenant will be primarily responsible for the property’s cost of repairs, maintenance, property taxes, utilities, insurance and other operating costs. As of March 31, 2017, the Company owned one property, located in Ohio and leased to Siemens Corporation, comprising approximately 221,000 rentable square feet of income-producing necessity corporate office property, which was 100% leased.
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

COLE OFFICE & INDUSTRIAL REIT (CCIT III), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
March 31, 2017

Principles of Consolidation and Basis of Presentation
The condensed consolidated unaudited financial statements of the Company have been prepared in accordance with the rules and regulations of the SEC regarding interim financial reporting, including the instructions to Form 10-Q and Article 10 of Regulation S-X, and do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the statements for the interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the results for such periods. Results for these interim periods are not necessarily indicative of full year results. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2016, and related notes thereto, set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. The condensed consolidated unaudited financial statements should also be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Quarterly Report on Form 10-Q.
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
The Company considers the period of future benefit of each respective asset to determine the appropriate useful life. The estimated useful lives of the Company’s real estate assets by class are generally as follows:

Buildings	40 years
Site improvements	15 years
Tenant improvements	Lesser of useful life or lease term
Intangible lease assets	Lease term
Recoverability of Real Estate Assets
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate assets may not be recoverable. Impairment indicators that the Company considers include, but are not limited to, bankruptcy or other credit concerns of a property’s major tenant, such as a history of late payments, rental concessions and other factors, a significant decrease in a property’s revenues due to lease terminations, vacancies, co-tenancy clauses, reduced lease rates, or other circumstances. When indicators of potential impairment are present, the Company assesses the recoverability of the assets by determining whether the carrying amount of the assets will be recovered through the undiscounted future cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying amount, the Company will adjust the real estate assets to their respective fair values and recognize an impairment loss. Generally, fair value will be determined using a discounted cash flow analysis and recent comparable sales transactions. No impairment indicators were identified and no impairment losses were recorded during the three months ended March 31, 2017.
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
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
March 31, 2017

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
The Company continually reviews receivables related to rent, including any unbilled straight-line rent, and determines collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of a receivable is in doubt, the Company will record an increase in the allowance for uncollectible accounts. As of March 31, 2017 and December 31, 2016, the Company did not have an allowance for uncollectible accounts.
Income Taxes
For its taxable year ended December 31, 2016, the Company was taxed as a C corporation under the Internal Revenue Code, as it did not meet all of the criteria to qualify as a REIT during this period. As of March 31, 2017, the Company intends to qualify and elect to be taxed as a REIT for the year ending December 31, 2017. The Company expects that any income tax benefit from its net operating losses would be offset by a full valuation allowance as it does not expect to utilize its net operating loss carryforward. As a result, no provision or benefit for income taxes has been recognized in the accompanying condensed consolidated unaudited financial statements.
Net Loss Per Share
The Company has two classes of common stock. Accordingly, the Company utilizes the two-class method to determine its earnings per share, which results in different earnings per share for each of the classes. Under the two-class method, earnings per share of each class of common stock are computed by dividing the sum of the distributed earnings to common stockholders and undistributed earnings allocated to common stockholders by the weighted average number of shares for each class of common stock for the respective period. The distributed earnings to Class T Share common stockholders represents distributions declared less the distribution and stockholder servicing fees paid with respect to Class T Shares sold in the primary portion of the Offering. Diluted loss per share considers the effect of any potentially dilutive share equivalents, of which the Company had none for the three months ended March 31, 2017.
Recent Accounting Pronouncements
From time to time, new accounting pronouncements are issued by various standard setting bodies that may have an impact on the Company’s accounting and reporting. Except as otherwise stated below, the Company is currently evaluating the effect that certain of these new accounting requirements may have on the Company’s accounting and related reporting and disclosures in the Company’s condensed consolidated unaudited financial statements:
Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, as amended (“ASU 2014-09”) — The requirements were amended to remove inconsistencies in revenue requirements and to provide a more complete framework for addressing revenue issues across a broad range of industries and transaction types. The revised standard’s core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The revised standard also clarifies that an entity should evaluate whether it is the principal or the agent for each specified good or service promised in a contract to a customer. These provisions are effective January 1, 2018, and are to be

COLE OFFICE & INDUSTRIAL REIT (CCIT III), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
March 31, 2017

applied retrospectively, with early adoption permitted for periods beginning after December 15, 2016 and interim periods thereafter. Companies may use either a full retrospective or a modified retrospective approach to adopt ASU 2014-09. The Company is currently assessing the adoption methodology. In accordance with the Company’s plan for the adoption of ASU 2014-09, the Company’s implementation team has identified the Company’s revenue streams and is performing an in-depth review of the Company’s revenue contracts to identify the related performance obligations and to evaluate the impact on the Company’s consolidated financial statements and internal accounting processes and controls. As the majority of the Company’s revenue is derived from real estate lease contracts, as discussed in relation to ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), the Company does not expect that the adoption of ASU 2014-09 or related amendments and modifications issued by the Financial Accounting Standards Board (the “FASB”) will have a material impact on its consolidated financial statements.
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
ASU No. 2016-05, Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships (“ASU 2016-05”) — The amendments in this update clarify that a change in the counterparty to a derivative instrument that has been designated as a hedging instrument does not, in and of itself, require de-designation of that hedging relationship, provided that all other hedge accounting criteria continue to be met. These provisions are effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years, with early adoption permitted. The Company plans to adopt ASU 2016-05 prospectively and will consider it for any future novations.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments — Credit Losses (Topic 326) (“ASU 2016-13”). ASU 2016-13 requires more timely recording of credit losses on loans and other financial instruments that are not accounted for at fair value through net income, including loans held for investment, held-to-maturity debt securities, trade and other receivables, net investment in leases and other such commitments. ASU 2016-13 requires that financial assets measured at amortized cost be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The amendments in ASU 2016-13 require the Company to measure all expected credit losses based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the financial assets and eliminates the “incurred loss” methodology in current GAAP. ASU 2016-13 is effective for fiscal years, and interim periods within, beginning after December 15, 2019. Early adoption is permitted for fiscal years, and interim periods within those years, beginning after December 15, 2018.
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
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
March 31, 2017

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
In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”), which clarifies the definition of a business by adding guidance to assist entities in evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017-01 is effective for annual periods beginning after December 15, 2017, including interim periods within. Early adoption is permitted and is required to be applied prospectively to any transactions occurring within the period of adoption. Upon adoption, the Company expects that most future acquisitions (or disposals) will qualify as asset acquisitions (or disposals) and certain future acquisition-related expenses associated with these asset acquisitions will be capitalized.
In February 2017, the FASB issued ASU No. 2017-05, Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets (“ASU 2017-05”), which clarifies the following: (1) nonfinancial assets within the scope of Subtopic 610-20 may include nonfinancial assets transferred within a legal entity to a counterparty; (2) an entity should allocate consideration to each distinct asset by applying the guidance in Topic 606 on allocating the transaction price to performance obligations; and (3) entities must derecognize a distinct nonfinancial asset or distinct in substance nonfinancial asset in a partial sale transaction when it (a) does not have (or ceases to have) a controlling financial interest in the legal entity that holds the asset in accordance with Subtopic 810 and (b) transfers control of the asset in accordance with Subtopic 606. ASU 2017-05 is effective for annual periods, and interim periods therein, beginning after December 15, 2017. Early adoption is permitted.
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
The following describes the methods the Company uses to estimate the fair value of the Company’s financial assets and liabilities:
Credit facility and subordinate promissory note — The fair value is estimated by discounting the expected cash flows based on estimated borrowing rates available to the Company as of the measurement date. These financial instruments are valued using Level 2 inputs. As of March 31, 2017, the estimated fair value of the Company’s debt was $29.6 million, compared to the carrying value of $29.0 million. As of December 31, 2016, the estimated fair value of the Company’s debt was $32.9 million, compared to the carrying value on that date of $32.3 million. The carrying and fair values exclude net deferred financing costs.

COLE OFFICE & INDUSTRIAL REIT (CCIT III), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
March 31, 2017

Other financial instruments —  The Company considers the carrying values of its cash and cash equivalents, tenant receivables, accrued expenses and accounts payable, other liabilities, due to affiliates and distributions payable to approximate their fair values because of the short period of time between their origination and their expected realization as well as their highly-liquid nature. Due to the short-term maturities of these instruments, Level 1 inputs are utilized to estimate the fair value of these financial instruments.
Considerable judgment is necessary to develop estimated fair values of financial assets and liabilities. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize, or be liable for, on disposition of the financial assets and liabilities. As of March 31, 2017 and December 31, 2016, there have been no transfers of financial assets or liabilities between fair value hierarchy levels.
NOTE 4 — REAL ESTATE INVESTMENT
2017 Property Acquisitions
During the three months ended March 31, 2017, the Company did not acquire any properties.
NOTE 5 — CREDIT FACILITY AND SUBORDINATE PROMISSORY NOTE
As of March 31, 2017, the Company had $29.0 million of debt outstanding, with a weighted average interest rate of 3.9% and weighted average years to maturity of 2.2 years. The following table summarizes the debt balances as of March 31, 2017 and December 31, 2016, respectively, and the debt activity for the three months ended March 31, 2017:

		During the Three Months Ended March 31, 2017
	Balance as of December 31, 2016	Debt Issuance	Repayments	Accretion	Balance as of March 31, 2017
Credit facility	$22,000,000	$—	$(725,000)	$—	$21,275,000
Subordinate promissory note with affiliate	10,300,000	—	(2,550,000)	—	7,750,000
Total debt	$32,300,000	$—	$(3,275,000)	$—	$29,025,000
As of March 31, 2017, the Company had $21.3 million of debt outstanding under its secured credit facility (the “Credit Facility”) with JPMorgan Chase, Bank N.A. (“JPMorgan Chase”), as administrative agent and a lender, and KeyBank, National Association (“KeyBank”) as a lender under the credit agreement (the “Credit Agreement”), that provides for borrowings of up to $100.0 million in revolving loans (the “Revolving Loans”). The Revolving Loans mature on September 23, 2019; however, the Company may elect to extend the maturity dates of such loans to September 23, 2021, subject to satisfying certain conditions contained in the Credit Agreement.
Depending upon the type of loan specified and overall leverage ratio, the Credit Facility bears interest at (i) the one-month, two-month, three-month or six-month London Interbank Offered Rate (“LIBOR”) multiplied by the statutory reserve rate (the “Eurodollar Rate”) plus an interest rate spread ranging from 2.20% to 2.45%; or (ii) a base rate ranging from 1.20% to 1.45%, plus the greater of: (a) JPMorgan Chase’s Prime Rate (as defined in the Credit Agreement); (b) the Federal Funds Effective Rate (as defined in the Credit Agreement) plus 0.50%; or (c) the one-month LIBOR plus 1.0% multiplied by the statutory reserve rate. As of March 31, 2017, the Revolving Loans outstanding totaled $21.3 million at an interest rate of 3.45%. The Company had $78.7 million in unused capacity, subject to borrowing availability, as of March 31, 2017.
The Credit Agreement contains provisions with respect to covenants, events of default and remedies customary for facilities of this nature. In particular, the Credit Agreement requires the Company to maintain a minimum consolidated net worth greater than or equal to 75% of the issuance of equity from the date of the Credit Agreement, a leverage ratio no greater than 65%, a fixed charge coverage ratio equal to or greater than 1.50. The Company believes it was in compliance with the financial covenants of the Credit Agreement as of March 31, 2017.
In addition in 2016, the Company entered into a $30.0 million subordinate loan with an affiliate of the Company’s advisor (the “Subordinate Promissory Note”). On March 28, 2017, Cole Corporate Income Operating Partnership III, OP entered into a modification agreement to extend the maturity date of the Subordinate Promissory Note from September 22, 2017 to September 30, 2018. The Subordinate Promissory Note bears interest at a rate per annum equal to the sum of (a) one-month LIBOR, (b) the Credit Facility Margin (as defined in the Subordinate Promissory Note Modification) and (c) 1.75%, with accrued interest payable monthly in arrears and principal due upon maturity on September 30, 2018. The Subordinate Promissory Note had an interest rate of 5.0% as of March 31, 2017. In the event the Subordinate Promissory Note is not paid off on the maturity date, the loan includes default provisions. The Subordinate Promissory Note has been approved by a

COLE OFFICE & INDUSTRIAL REIT (CCIT III), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
March 31, 2017

majority of the Company’s board of directors (including a majority of the independent directors) not otherwise interested in the transaction as fair, competitive and commercially reasonable and no less favorable to the Company than a comparable loan between unaffiliated parties under the same circumstances. As of March 31, 2017, the Company had $7.8 million of debt outstanding and $22.2 million available for borrowing under the Subordinate Promissory Note.
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
Selling commissions and dealer manager fees
In connection with the Offering, CCC, the Company’s dealer manager, which is affiliated with CCI III Advisors, receives selling commissions of up to 7.0% and 3.0% of gross offering proceeds from the primary portion of the Offering for Class A Shares and Class T Shares, respectively. CCC reallows 100% of selling commissions earned to participating broker-dealers. In addition, CCC receives 2.0% of gross offering proceeds from the primary portion of the Offering for both Class A Shares and Class T Shares as a dealer manager fee. CCC, in its sole discretion, may reallow all or a portion of its dealer manager fee to participating broker-dealers. No selling commissions or dealer manager fees are paid to CCC or other participating broker-dealers with respect to shares sold pursuant to the DRIP.
Organization and offering expenses
All other organization and offering expenses associated with the sale of the Company’s common stock (excluding selling commissions, dealer manager fees and distribution and stockholder servicing fees) are paid by CCI III Advisors or its affiliates and are reimbursed by the Company up to 1.0% of aggregate gross offering proceeds, including proceeds from sales of shares under the DRIP. A portion of the other organization and offering expenses may be considered to be underwriting compensation. As of March 31, 2017, CCI III Advisors had paid organization and offering expenses in excess of the 1.0% of aggregate gross offering proceeds in connection with the Offering. These excess amounts were not included in the condensed consolidated unaudited financial statements of the Company because such amounts were not a liability of the Company as they exceeded 1.0% of gross proceeds from the Offering. As the Company raises additional proceeds from the Offering, these amounts may become payable.
Distribution and stockholder servicing fees
The Company pays CCC a distribution and stockholder servicing fee for Class T Shares that is calculated on a daily basis in an amount equal to 1/365th of 1.0% of the purchase price per share (or, once reported, the amount of the Company’s estimated per share net asset value) of the Class T Shares sold in the primary portion of the Offering. The distribution and stockholder servicing fee is paid monthly in arrears from cash flow from operations or, if the Company’s cash flow from operations is not sufficient to pay the distribution and stockholder servicing fee, from borrowings in anticipation of future cash flow. An estimated liability for future distribution and stockholder servicing fees payable to CCC is recognized at the time each

COLE OFFICE & INDUSTRIAL REIT (CCIT III), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
March 31, 2017

Class T Share is sold and included in due to affiliates in the condensed consolidated unaudited balance sheets with a corresponding decrease to capital in excess of par value. The Company will cease paying the distribution and stockholder servicing fee with respect to Class T Shares at the earliest of (i) the end of the month in which the total distribution and stockholder servicing fees paid by a stockholder within his or her individual account would be equal to 4.0% of the stockholder’s total gross investment amount at the time of the purchase of the primary Class T Shares held in such account; (ii) the date on which the aggregate underwriting compensation from all sources equals 10.0% of the gross proceeds from the aggregate sale of the Class A Shares and Class T Shares in the Offering, excluding proceeds from sales pursuant to the DRIP; (iii) the fourth anniversary of the last day of the month in which the Offering (excluding the offering of shares pursuant to the DRIP) terminates; (iv) the date such Class T Share is no longer outstanding; and (v) the date the Company effects a liquidity event. CCC may, in its discretion, reallow to participating broker-dealers all or a portion of the distribution and stockholder servicing fee for services that such participating broker-dealers perform in connection with the distribution of Class T Shares. No distribution and stockholder servicing fees are paid to CCC or other participating broker-dealers with respect to shares sold pursuant to the DRIP.
Acquisition-related fees and expenses
The Company pays CCI III Advisors or its affiliates acquisition fees of up to 2.0% of: (i) the contract purchase price of each property or asset the Company acquires; (ii) the amount paid in respect of the development, construction or improvement of each asset the Company acquires; (iii) the purchase price of any loan the Company acquires; and (iv) the principal amount of any loan the Company originates. In addition, the Company reimburses CCI III Advisors or its affiliates for acquisition-related expenses incurred in the process of acquiring a property or the origination or acquisition of a loan, so long as the total acquisition fees and expenses relating to the transaction do not exceed 6.0% of the contract purchase price. During the three months ended March 31, 2017, no acquisition fees or expenses were incurred for any such services provided by CCI III Advisors or its affiliates.
Advisory fees and expenses
Pursuant to the advisory agreement, the Company pays CCI III Advisors a monthly advisory fee based upon the Company’s monthly average invested assets, which is equal to the following amounts: (i) an annualized rate of 0.75% paid on the Company’s average invested assets that are between $0 and $2.0 billion; (ii) an annualized rate of 0.70% paid on the Company’s average invested assets that are between $2.0 billion and $4.0 billion; and (iii) an annualized rate of 0.65% paid on the Company’s average invested assets that are over $4.0 billion.
Operating expenses
The Company reimburses CCI III Advisors or its affiliates for the operating expenses they paid or incurred in connection with advisory and administrative services provided to the Company, subject to the limitation that the Company will not reimburse CCI III Advisors or its affiliates for any amount by which the operating expenses (including the advisory fee) at the end of the four preceding fiscal quarters exceed the greater of (i) 2.0% of average invested assets, or (ii) 25.0% of net income, other than any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of assets for that period. The Company will not reimburse CCI III Advisors or its affiliates for compensation paid to the Company’s executive officers or employees of CCI III Advisors in connection with the services for which CCI III Advisors or its affiliates receive an acquisition fee, financing coordination fee or disposition fee. During the three months ended March 31, 2017, no operating expenses were incurred for any such services provided by CCI III Advisors or its affiliates.
Financing coordination fees
If CCI III Advisors provides services in connection with the origination, assumption or refinancing of any debt to acquire properties or to make other permitted investments, the Company will pay CCI III Advisors a financing coordination fee equal to 1.0% of the amount available and/or outstanding under such financing. However, CCI III Advisors will not be entitled to a financing coordination fee on any debt where CCI III Advisors previously received a fee unless (i) the maturity date of the refinanced debt was scheduled to occur less than one year after the date of the refinancing and the new loan has a term of at least five years or (ii) the new loan is approved by a majority of our independent directors; and provided, further, that no financing coordination fee will be paid in connection with loans advanced by an affiliate of CCI III Advisors. During the three months ended March 31, 2017, no financing coordination fees were incurred for any such services provided by CCI III Advisors.

COLE OFFICE & INDUSTRIAL REIT (CCIT III), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
March 31, 2017

Disposition fees
If CCI III Advisors or its affiliates provide a substantial amount of services (as determined by a majority of the Company’s independent directors) in connection with the sale of one or more properties (or the Company’s entire portfolio), the Company will pay CCI III Advisors or its affiliates a disposition fee in an amount equal to up to one-half of the real estate or brokerage commission paid by the Company to third parties on the sale of such property, not to exceed 1.0% of the contract price of the property sold; provided, however, in no event may the total disposition fees paid to CCI III Advisors, its affiliates, and unaffiliated third parties, exceed the lesser of the customary competitive real estate commission or an amount equal to 6.0% of the contract sales price. In addition, if CCI III Advisors or its affiliates provides a substantial amount of services (as determined by a majority of the Company’s independent directors) in connection with the sale of one or more assets other than properties, the Company may separately compensate CCI III Advisors or its affiliates at such rates and in such amounts as the Company’s board of directors, including a majority of the independent directors, and CCI III Advisors agree upon, not to exceed an amount equal to 1.0% of the contract price of the assets sold. During the three months ended March 31, 2017, no disposition fees were incurred for any such services provided by CCI III Advisors or its affiliates.
Subordinated performance fees
The Company will pay a subordinated performance fee under one of the following alternative events: (1) if the Company’s shares are listed on a national securities exchange, CCI III Advisors, or its affiliates, will be entitled to a subordinated performance fee equal to 15.0% of the amount, if any, by which (i) the market value of the Company’s outstanding stock plus distributions paid by the Company prior to listing, exceeds (ii) the sum of the total amount of capital raised from investors and the amount of distributions necessary to generate a 6.0% annual cumulative, non-compounded return to investors; (2) if the Company is sold or its assets are liquidated, CCI III Advisors will be entitled to a subordinated performance fee equal to 15.0% of the net sale proceeds remaining after investors have received, from regular distributions plus special distributions paid from proceeds of such sale, a return of their net capital invested and a 6.0% annual cumulative, non-compounded return; or (3) upon termination of the advisory agreement, CCI III Advisors may be entitled to a subordinated performance fee similar to the fee to which it would have been entitled had the portfolio been liquidated (based on an independent appraised value of the portfolio) on the date of termination. During the three months ended March 31, 2017, no subordinated performance fees were incurred related to any such events.
The Company incurred commissions, fees and expense reimbursements as shown in the table below for services provided by CCI III Advisors and its affiliates related to the services described above during the periods indicated:

Three Months Ended March 31, 2017
Selling commissions	$209,470
Dealer manager fees	$111,444
Distribution and stockholder servicing fees(1)	$18
Organization and offering costs	$37,201
Advisory fees	$60,565
______________________

(1)
Amounts are calculated for the respective period in accordance with the dealer manager agreement and exclude the estimated liability for future distribution and stockholder servicing fees payable to CCC of $19,000, which is included in due to affiliates in the consolidated balance sheets with a corresponding decrease to capital in excess of par value, as described in Note 2 — Summary of Significant Accounting Policies.

Due to Affiliates
As of March 31, 2017, $77,000 was recorded for services and expenses incurred, but not yet reimbursed, to CCI III Advisors or its affiliates. The amount is primarily for interest expense related to the Subordinate Promissory Note, the estimated liability for future distribution and stockholder servicing fees payable to CCC, and advisory fees and expenses. The Company incurred $124,000 of interest expense related to the Subordinate Promissory Note during the three months ended March 31, 2017, of which $38,000 was payable to the Company’s advisor as of March 31, 2017. These amounts were included in due to affiliates in the condensed consolidated unaudited balance sheets of such periods.

COLE OFFICE & INDUSTRIAL REIT (CCIT III), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
March 31, 2017

NOTE 8 — ECONOMIC DEPENDENCY
Under various agreements, the Company has engaged and may in the future engage CCI III Advisors or its affiliates to provide certain services that are essential to the Company, including asset management services, supervision of the management and leasing of properties owned by the Company, asset acquisition and disposition decisions, the sale of shares of the Company’s common stock available for issuance, as well as other administrative responsibilities for the Company including accounting services and investor relations. As a result of these relationships, the Company is dependent upon CCI III Advisors or its affiliates. In the event that these companies are unable to provide the Company with these services, the Company would be required to find alternative providers of these services.
NOTE 9 — SUBSEQUENT EVENTS
The Company evaluated events subsequent to March 31, 2017, and concluded that no subsequent events have occurred that would require recognition or disclosure in the condensed consolidated unaudited financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the accompanying condensed consolidated unaudited financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. We make statements in this section that are forward-looking statements within the meaning of the federal securities laws. Certain risks may cause our actual results, performance or achievements to differ materially from those expressed or implied by the following discussion. For a complete discussion of such risk factors, see Item 1A — Risk Factors of this Quarterly Report on Form 10-Q and the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. Capitalized terms used herein, but not otherwise defined, shall have the meaning ascribed to those terms in “Part I — Financial Information” of this Quarterly Report on Form 10-Q, including the notes to the condensed consolidated unaudited financial statements contained therein, and the terms “we,” “us,” “our” and the “Company” refer to Cole Office & Industrial REIT (CCIT III), Inc.
Forward-Looking Statements
This Quarterly Report on Form 10-Q includes “forward-looking statements” (within the meaning of the federal securities laws, Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that reflect our expectations and projections about our future results, performance, prospects and opportunities. We have attempted to identify these forward-looking statements by the use of words such as “may,” “will,” “seek,” “expects,” “anticipates,” “believes,” “targets,” “intends,” “should,” “estimates,” “could,” “continue,” “assume,” “projects,” “plans” or similar expressions. These forward-looking statements are based on information currently available to us and are subject to a number of known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, among other things, those discussed below. We intend for all such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act, as applicable by law. We do not undertake to publicly update or revise any forward-looking statements, whether as a result of changes in underlying assumptions or new information, future events or otherwise, except as may be required to satisfy our obligations under federal securities law. The forward-looking statements should be read in light of the risk factors identified in Item 1A — Risk Factors of this Quarterly Report on Form 10-Q and the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
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
Overview
We were formed on May 22, 2014, and we intend to qualify and elect to be taxed as a REIT for federal income tax purposes commencing with our taxable year ending December 31, 2017. We commenced our principal operations on September 22, 2016 when we satisfied the conditions of the escrow agreement regarding the minimum offering requirement and issued approximately 275,000 shares of common stock in the Offering. We have no paid employees and are externally advised and managed by CCI III Advisors. VEREIT indirectly owns and/or controls our external advisor, CCI III Advisors, our dealer manager, CCC, our property manager, CREI Advisors, and our sponsor, Cole Capital.
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
Our operating results and cash flows are primarily influenced by rental income from our commercial property, interest expense on our indebtedness, and acquisition and operating expenses. Rental and other property income accounted for 91% of total revenue for the three months ended March 31, 2017. As 100% of our rentable square feet was under lease as of March 31, 2017, with a remaining lease term of 9.1 years, we believe our exposure to changes in commercial rental rates on our portfolio is substantially mitigated, except for vacancies caused by tenant bankruptcies or other factors. Our advisor regularly monitors the creditworthiness of our tenant by reviewing the tenant’s financial results, credit rating agency reports, when available, on the tenant or guarantor, the operating history of the property with such tenant, the tenant’s market share and track record within its industry segment, the general health and outlook of the tenant’s industry segment, and other information for changes and possible trends. If our advisor identifies significant changes or trends that may adversely affect the creditworthiness of a tenant, it will gather a more in-depth knowledge of the tenant’s financial condition and, if necessary, attempt to mitigate the tenant credit risk by evaluating the possible sale of the property, or identifying a possible replacement tenant should the current tenant fail to perform on the lease.
Portfolio Information
As of March 31, 2017, we owned one property occupied by an investment grade tenant, comprising approximately 221,000 rentable square feet of income-producing necessity corporate office space located in Ohio and leased to Siemens Corporation, which was 100% leased with a lease term remaining of 9.1 years. As we have only acquired one property, a discussion of same store sales is not considered meaningful and as such is not included in the results of operations.

Results of Operations
As we did not commence principal operations until September 22, 2016, comparative financial data is not presented for the three months ended March 31, 2016.
Revenue for the three months ended March 31, 2017 consisted of rental income of $675,000 related to our property acquired on September 23, 2016, which accounted for 91% of total revenue. We also paid certain operating expenses subject to reimbursement by our tenant, which resulted in $70,000 in tenant reimbursement income during the three months ended March 31, 2017.
General and administrative expenses for the three months ended March 31, 2017 totaled $147,000, primarily consisting of unused fees on the Credit Facility, board of directors costs, audit fees, and legal fees. For the three months ended March 31, 2017, depreciation and amortization expenses were $358,000.
Property operating expenses for the three months ended March 31, 2017 totaled $3,000, primarily consisting of reimbursable property-related insurance. We are reimbursed by the tenant for reimbursable property operating expenses in accordance with the lease agreement. For the three months ended March 31, 2017, real estate taxes were $67,000, and were reimbursable by the tenant.
Advisory fees and expenses for the three months ended March 31, 2017 totaled $61,000. Pursuant to the advisory agreement with CCI III Advisors and based upon the amount of our current invested assets, we are required to pay to CCI III Advisors a monthly advisory fee equal to one-twelfth of 0.75% of the average invested assets up to $2.0 billion, one-twelfth of 0.70% of the average invested assets over $2.0 billion up to $4.0 billion and one-twelfth of 0.65% of assets over $4.0 billion. Additionally, we may be required to reimburse certain expenses incurred by CCI III Advisors in providing such advisory services, subject to limitations as set forth in the advisory agreement.
Our property acquired on September 23, 2016, was financed with net proceeds from our Offering and borrowings from the Credit Facility and the Subordinate Promissory Note. During the three months ended March 31, 2017, we incurred $436,000 of interest expense due to debt outstanding of $29.0 million.
Distributions
Our board of directors authorized a daily distribution, based on 365 days in the calendar year, of $0.001643836 per Class A Share for stockholders of record of such class of shares as of the close of business on each day of the period commencing on January 1, 2017 and ending on September 30, 2017. Our board of directors authorized a daily distribution on Class T Shares for stockholders of record of such class of shares as of the close of business on each day of the period commencing on January 1, 2017 and ending on September 30, 2017, equal to $0.001643836 per Class T Share, less the per share distribution and stockholder servicing fees that are payable with respect to the Class T Shares (as calculated on a daily basis). As of March 31, 2017, the Company had distributions payable of $32,000.
During the three months ended March 31, 2017, we paid distributions of $57,000, including $5,000 through the issuance of shares pursuant to the DRIP. The distributions paid during the three months ended March 31, 2017 were fully covered by cash flows from operations in excess of distributions from the prior year. Net cash used in operating activities for the year ended December 31, 2016 reflected a reduction for real estate acquisition-related fees and expenses incurred of $765,000. We treat our real estate acquisition expenses as funded by proceeds from the Offering of our shares. Therefore, for consistency, proceeds from the issuance of common stock have been reported as a source of distributions to the extent that acquisition expenses have reduced net cash flows from operating activities in the current and prior periods. As we did not commence principal operations until September 22, 2016, we did not pay any distributions during the three months ended March 31, 2016.
Share Redemptions
Our share redemption program permits our stockholders to sell their shares back to us after they have held them for at least one year, subject to certain conditions and limitations. We may waive the one-year holding period requirement upon request due to a stockholder’s death or bankruptcy or other exigent circumstances as determined by our advisor. Funding for the redemption of shares will be limited to the net proceeds we receive from the sale of shares under the DRIP, net of shares redeemed to date. In addition, we will generally limit quarterly redemptions to approximately 1.25% of the weighted average number of shares outstanding during the trailing 12-month period ending on the last day of the fiscal quarter for which the redemptions are being paid, and to the net proceeds we receive from the sale of shares in the respective quarter under the DRIP. In addition, our board of directors may choose to amend the terms of, suspend or terminate our share redemption program at any time upon 30 days’ notice. We will not redeem in excess of 5.0% of the weighted average number of shares outstanding during the trailing 12 months prior to the end of the fiscal quarter for which the redemptions are being paid. As of March 31, 2017, we did not receive any requests for redemptions under our share redemption program.

Liquidity and Capital Resources
General
We expect to utilize funds from the Offering and future proceeds from secured or unsecured financing to complete future property acquisitions and for general corporate uses. Our operating cash flows will primarily be provided by the rental income received from leased properties. As of March 31, 2017, we had raised $6.6 million of gross proceeds from the Offering before organization and offering costs, selling commissions and dealer manager fees of $419,000.
Our Credit Facility and Subordinate Promissory Note provide for aggregate borrowings of up to $130.0 million. As of March 31, 2017, we had $101.0 million in unused capacity, subject to borrowing availability. As of March 31, 2017, we also had cash and cash equivalents of $569,000.
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
Contractual Obligations
As of March 31, 2017, we had $29.0 million of debt outstanding, with a weighted average interest rate of 3.9%. See Note 5 — Credit Facility and Subordinate Promissory Note to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q for certain terms of our debt outstanding.
Our contractual obligations as of March 31, 2017 were as follows:

	Payments due by period (1)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Principal payments – credit facility	$21,275,000	$—	$21,275,000	$—	$—
Interest payments – credit facility(2)	1,846,262	744,625	1,101,637	—	—
Principal payments – subordinate promissory note	7,750,000	—	7,750,000	—	—
Interest payments – subordinate promissory note	580,719	387,500	193,219	—	—
Total	$31,451,981	$1,132,125	$30,319,856	$—	$—

(1)	The table does not include amounts due to CCI III Advisors or its affiliates pursuant to our advisory agreement because such amounts are not fixed and determinable.

(2)	Payment obligations for the Revolving Loans are based on the interest rate in effect of 3.5% as of March 31, 2017.

(3)	Payment obligations for the Subordinate Promissory Note are based on the interest rate in effect of 5.0% as of March 31, 2017, and the maturity date of September 30, 2018.

We expect to incur additional borrowings in the future to acquire additional properties and make other real estate-related investments. There is no limitation on the amount we may borrow against any single improved property. Our borrowings will not exceed 75% of the cost of our gross assets (or 300% of net assets) as of the date of any borrowing, which is the maximum level of indebtedness permitted under the North American Securities Administrators Association Statement of Policy Regarding Real Estate Investment Trusts; however, we may exceed that limit if approved by a majority of our independent directors. Our board of directors has adopted a policy to further limit our borrowings to 60% of the greater of cost (before deducting depreciation or other non-cash reserves) or fair market value of our gross assets, unless the excess borrowing is approved by a majority of our independent directors and disclosed to our stockholders in the next quarterly report along with the justification for such excess borrowing.
As of March 31, 2017, our ratio of debt to the cost (before deducting depreciation or other non-cash reserves) of our gross real assets was 88.6%, which exceeded the 60% and 75% limitations. A majority of our board of directors (including a majority of the independent directors) determined that, as a general policy, borrowing in excess of the 60% limitation is justified and in the best interests of us and our stockholders during our capital raising stage. A majority of our board of directors (including a majority of the independent directors) also determined that borrowing in excess of the 75% limitation is justified and in the best interests of our stockholders until September 30, 2018, and may be extended or re-approved by our board of directors and our independent directors from time to time. The independent directors believed such borrowing levels are justified for the following reasons:

•	the borrowings enabled us to purchase an initial property and earn rental income more quickly;

•
the property acquisition was likely to increase the net offering proceeds from the Offering by allowing us to show potential investors actual acquisitions, thereby improving our ability to meet our objective of acquiring a diversified portfolio of properties to generate current income for investors and preserve investor capital; and

•
we are currently in the early stages of the Offering and we expect the high leverage to be reduced below the borrowing limitations once we more fully establish our selling group and the capital raise in the Offering increases.

Our management reviews net debt as part of its management of our overall liquidity, financial flexibility, capital structure and leverage, and we therefore believe that the presentation of net debt provides useful information to investors. Net debt is a non-GAAP measure used to show our outstanding principal debt balance, excluding certain GAAP adjustments, such as premiums or discounts, less all cash and cash equivalents. As of March 31, 2017, our net debt leverage ratio, which is the ratio of net debt to total gross real estate assets net of gross intangible lease liabilities, if applicable, was 86.9%. The following table provides a reconciliation of the Credit Facility and Subordinate Promissory Note, net balance, as reported on our condensed consolidated unaudited balance sheet, to net debt as of March 31, 2017:

Balance as of March 31, 2017
Credit facility and subordinate promissory note	$29,025,000
Less: Cash and cash equivalents	(569,001)
Net debt	$28,455,999
Gross real estate asset	$32,750,000
Net debt leverage ratio	86.9%
Cash Flow Analysis
As we did not commence principal operations until September 22, 2016, comparative financial data is not presented for the year ended three months ended March 31, 2016.
Operating Activities. Net cash used in operating activities was $44,000 for the three months ended March 31, 2017, primarily due to a net loss of $327,000, offset by adjustment for depreciation and amortization expense related to real estate assets and liabilities and deferred financing costs totaling $482,000 and a net increase in working capital accounts of $137,000. See “ — Results of Operations” for a more complete discussion of the factors impacting our operating performance.
Financing Activities. Net cash provided by financing activities was $7,000 for the three months ended March 31, 2017, primarily due to the net proceeds from the issuance of common stock offset by distributions to investors, offering costs, and net repayments on the Credit Facility and the Subordinate Promissory Note.

Election as a REIT
We intend to qualify and elect to be taxed as a REIT for federal income tax purposes commencing with our taxable year ending December 31, 2017. To qualify and maintain our status as a REIT, we must meet certain requirements relating to our organization, sources of income, nature of assets, distributions of income to our stockholders and recordkeeping. However, we cannot guarantee that we will meet these requirements, and may not elect to be taxed as a REIT for our taxable year ending December 31, 2017 if we do not meet such requirements. If we qualify as a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders so long as we distribute at least 90% of our annual taxable income (computed without regard to the dividends paid deduction and excluding net capital gains).
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
A complete description of such policies and our considerations is contained in our Annual Report on Form 10-K for the year ended December 31, 2016. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2016 and related notes thereto.
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

Conflicts of Interest
Affiliates of CCI III Advisors act as an advisor to, and our chief executive officer and our chief financial officer act as executive officers and/or directors of, Cole Credit Property Trust IV, Inc., Cole Credit Property Trust V, Inc., Cole Office & Industrial REIT (CCIT II), Inc., Cole Real Estate Income Strategy (Daily NAV), Inc., and/or other real estate offerings in registration, all of which are public, non-listed REITs offered, distributed and, or managed by affiliates of CCI III Advisors. As such, there are conflicts of interest where CCI III Advisors or its affiliates, while serving in the capacity as sponsor, general partner, officer, director, key personnel and/or advisor for VEREIT or another real estate program sponsored by Cole Capital, including other real estate offerings in registration, may be in conflict with us in connection with providing services to other real estate-related programs related to property acquisitions, property dispositions, and property management among others. The compensation arrangements between affiliates of CCI III Advisors and these other real estate programs sponsored by Cole Capital could influence the advice provided to us. See Part I, Item 1. Business — Conflicts of Interest in our Annual Report on Form 10-K for the year ended December 31, 2016.
Off-Balance Sheet Arrangements
As of March 31, 2017 and December 31, 2016, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Market Risk
The market risk associated with financial instruments and derivative financial instruments is the risk of loss from adverse changes in market prices or interest rates. Our market risk arises primarily from interest rate risk relating to variable rate borrowings. To meet our short and long-term liquidity requirements, we borrow funds at a combination of fixed and variable rates. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to manage our overall borrowing costs. To achieve these objectives, from time to time, we may enter into interest rate hedge contracts such as swaps, collars and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. We do not intend to hold or issue these derivative contracts for trading or speculative purposes. As of March 31, 2017, we had no interest rate hedge contracts. We do not have any foreign operations and thus we are not exposed to foreign currency fluctuations.
Interest Rate Risk
In connection with the acquisition of our property, we have obtained variable rate debt financing and are therefore exposed to changes in LIBOR. As of March 31, 2017, we had an aggregate of $29.0 million of variable rate debt outstanding under the Subordinate Promissory Note and the Credit Facility, and a change of 50 basis points in interest rates would result in a change in interest expense of $145,000 per annum. In the future, we may obtain additional variable rate debt financing to fund certain property acquisitions and may be further exposed to interest rate changes. Our objectives in managing interest rate risks will be to limit the impact of interest rate changes on operations and cash flows and to lower overall borrowing costs. To achieve these objectives, we expect to borrow primarily at interest rates with the lowest margins available and, in some cases, with the ability to convert variable rates to fixed rates.
Credit Risk
Concentrations of credit risk arise when a number of tenants are engaged in similar business activities, or activities in the same geographic region, or have similar economic features that would cause their ability to meet contractual obligations, including those to us, to be similarly affected by changes in economic conditions. We have one tenant and are subject to tenant, geographic and industry concentrations and will be subject to such concentrations as we grow our portfolio. Any downturn of the economic conditions of our current tenant or of one or more of our future tenants, states or industries could result in a material reduction of our cash flows or material losses to us.
The factors considered in determining the credit risk of our tenants include, but are not limited to: payment history; credit status and change in status (credit ratings for public companies are used as a primary metric); change in tenant space needs (i.e., expansion/downsize); tenant financial performance; economic conditions in a specific geographic region; and industry specific credit considerations. We believe that the credit risk of our portfolio is reduced by the high quality of our existing tenant, reviews of prospective tenants’ risk profiles prior to lease execution and consistent monitoring of our portfolio to identify potential problems with our current or future tenants.

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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of March 31, 2017 was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of March 31, 2017, were effective at a reasonable assurance level.
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
In the ordinary course of business, we may become subject to litigation or claims. We are not aware of any material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we are a party or to which our property is the subject.

Item 1A.	Risk Factors
Except as set forth below, there have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2016.
We have paid, and may continue to pay, some of our distributions from sources other than cash flows from operations, including borrowings, proceeds from asset sales or the sale of securities in the Offering or future offerings, which may reduce the amount of capital we ultimately invest in real estate and may negatively impact the value of our stockholders’ investment in our common stock.
To the extent that cash flows from operations has been or is insufficient to fully cover our distributions to our stockholders, we have paid, and may continue to pay, some of our distributions from sources other than cash flows from operations. Such sources may include borrowings, proceeds from asset sales or the sale of our securities in the Offering or future offerings. We have no limits on the amounts we may pay from sources other than cash flows from operations. The payment of distributions from sources other than cash provided by operating activities may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds, and may cause investors to experience dilution. This may negatively impact the value of our stockholders’ investment in our common stock.
During the three months ended March 31, 2017, we paid distributions of $57,000, including $5,000 through the issuance of shares pursuant to the DRIP. The distributions paid during the three months ended March 31, 2017 were fully covered by cash flows from operations in excess of distributions from the prior year. Net cash used in operating activities for the year ended December 31, 2016 reflected a reduction for real estate acquisition-related fees and expenses incurred of $765,000. We treat our real estate acquisition expenses as funded by proceeds from the Offering. Therefore, for consistency, proceeds from the issuance of common stock have been reported as a source of distributions to the extent that acquisition expenses have reduced net cash flows from operating activities in the current and prior periods. As we did not commence principal operations until September 22, 2016, we did not pay any distributions during the three months ended March 31, 2016.
As of December 31, 2016, cumulative since inception, we had declared $50,000 of distributions and we had paid $33,000. Our net loss was $1.4 million as of December 31, 2016, cumulative since inception. As we did not commence principal operations until September 22, 2016, we did not pay any distributions during the period from May 22, 2014 (Date of Inception) to December 31, 2015.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
On July 14, 2014, we sold 8,000 shares of common stock (later designated as Class A Shares), at $25.00 per share, to VEREIT, the indirect owner of our advisor and dealer manager. Effective as of December 30, 2015, we effected a stock split, whereby every one share of our common stock issued and outstanding was split into two and one-half shares of common stock, resulting in 20,000 Class A Shares of common stock issued and outstanding as of such date. On September 22, 2016, our Registration Statement on Form S-11 (Registration No. 333-209128) for the offering of up to $2.5 billion in shares of common stock in the primary portion of the Offering, consisting of two classes of shares, Class A Shares at a price of $10.00 per share (up to $1.25 billion in shares) and Class T Shares at a price of $9.57 per share (up to $1.25 billion in shares), subject to reduction in certain circumstances, was declared effective under the Securities Act. The Registration Statement also covers the offering of up to $1.0 billion in shares of common stock pursuant to our DRIP, under which stockholders may elect to have distributions reinvested in additional shares at a price of $9.10 per share for both Class A Shares and Class T Shares, assuming a $10.00 per Class A Share primary offering price and a $9.57 per Class T Share primary offering price. Additionally, as of March 31, 2017, we were authorized to issue 10.0 million shares of preferred stock, but had none issued or outstanding.
As of March 31, 2017, we had issued approximately 694,000 shares of common stock in the Offering for gross offering proceeds of $6.6 million ($6.1 million in Class A Shares and $500,000 in Class T Shares) before organization and offering costs, selling commissions and dealer manager fees of $419,000, out of which we paid $350,000 in selling commissions and dealer manager fees and $69,000 in organization and offering costs to CCI III Advisors or its affiliates. In addition, we pay CCC a distribution and stockholder servicing fee for Class T Shares sold in the primary portion of the Offering. Pursuant to the dealer manager agreement, the distribution and stockholder servicing fee is calculated on a daily basis in an amount equal to 1/365th of 1.0% of the purchase price per share (or, once reported, the amount of the Company’s estimated per share net asset value) of the Class T Shares sold in the primary portion of the Offering. The aggregate distribution and stockholder servicing fee for Class T Shares will not exceed an amount equal to 4.0% of the total gross offering proceeds of Class T Shares sold in the primary portion of the Offering. We pay the distribution and stockholder servicing fee from cash flow from operations or, if our cash flow from operations is not sufficient to pay the distribution and stockholder servicing fee, from borrowings in anticipation of future cash flow. With the net offering proceeds and indebtedness, we acquired $32.8 million in real estate and related assets and incurred acquisition costs of $756,000. As of May 9, 2017, we have sold 878,000 Class A Shares and 62,000 Class T Shares in the Offering for gross offering proceeds of $9.0 million ($8.4 million in Class A Shares and $590,000 in Class T Shares).
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
(Principal Financial Officer)
Date: May 11, 2017

EXHIBIT INDEX
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017 (and are numbered in accordance with Item 601 of Regulation S-K).

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
4.1
Form of Initial Subscription Agreement (Incorporated by reference to Appendix B to Supplement No. 9 to the Company’s Prospectus filed pursuant to Rule 424(b)(3) (File No. 333-209128), filed on April 14, 2017).

4.2
Form of Additional Subscription Agreement (Incorporated by reference to Appendix C to Supplement No. 9 to the Company’s Prospectus filed pursuant to Rule 424(b)(3) (File No. 333-209128), filed on April 14, 2017).

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

10.3
Agreement of Limited Partnership of Cole Corporate Income Operating Partnership III, LP, by and between Cole Office & Industrial REIT (CCIT III), Inc. and the limited partners thereto dated September 22, 2016 (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 333-209128), filed on November 10, 2016).

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

10.13
First Modification Agreement to the Subordinate Promissory Note, dated March 28, 2017, by and between VEREIT Operating Partnership, LP and Cole Corporate Income Operating Partnership III, LP. (Incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K (File No. 333-209128), filed on March 28, 2017).

31.1*	Certifications of the Principal Executive Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description

31.2*	Certifications of the Principal Financial Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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