Form 10-Q
period 2017-09-30
Cole Office & Industrial REIT (CCIT III), Inc.
filed 2017-11-14
CIK 1614976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).          Yes  ☐ No  ☒
As of November 9, 2017, there were approximately 1.4 million shares of Class A common stock and 557,728 shares of Class T common stock, par value per share of $0.01 each, of Cole Office & Industrial REIT (CCIT III), Inc. outstanding.

COLE OFFICE & INDUSTRIAL REIT (CCIT III), INC.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
COLE OFFICE & INDUSTRIAL REIT (CCIT III), INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2017	December 31, 2016
ASSETS
Investment in real estate assets:
Land	$2,307,312	$2,307,312
Buildings and improvements	26,971,327	26,971,327
Intangible lease asset	3,471,361	3,471,361
Total real estate investments, at cost	32,750,000	32,750,000
Less: accumulated depreciation and amortization	(1,492,858)	(418,000)
Total real estate investments, net	31,257,142	32,332,000
Cash and cash equivalents	843,519	605,049
Rents and tenant receivables	1,268,698	313,600
Prepaid expenses	66,460	6,400
Deferred costs, net	967,145	1,337,541
Total assets	$34,402,964	$34,594,590
LIABILITIES AND STOCKHOLDERS’ EQUITY
Credit facility	$20,275,000	$22,000,000
Subordinate promissory note due to affiliate	—	10,300,000
Accrued expenses and accounts payable	683,431	366,005
Due to affiliates	155,054	77,508
Distributions payable	79,064	16,546
Deferred rental income	208,716	204,624
Total liabilities	21,401,265	32,964,683
Commitments and contingencies
Redeemable common stock	54,894	—
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value per share; 10,000,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.01 par value per share; 245,000,000 shares authorized, 1,319,239 and 334,618 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	13,192	3,346
Class T common stock, $0.01 par value per share; 245,000,000 shares authorized, 426,160 and 5,225 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	4,262	52
Capital in excess of par value	15,492,383	3,068,672
Accumulated distributions in excess of earnings	(2,563,032)	(1,442,163)
Total stockholders’ equity	12,946,805	1,629,907
Total liabilities, redeemable common stock, and stockholders’ equity	$34,402,964	$34,594,590
The accompanying notes are an integral part of these condensed consolidated financial statements.

COLE OFFICE & INDUSTRIAL REIT (CCIT III), INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues:
Rental income	$674,566	$59,961	$2,023,699	$59,961
Tenant reimbursement income	906,724	—	1,041,844	—
Total revenues	1,581,290	59,961	3,065,543	59,961
Operating expenses:
General and administrative	103,507	34,280	410,359	34,280
Property operating	2,756	—	9,165	—
Real estate tax	903,968	—	1,032,894	—
Advisory fees and expenses	—	5,369	60,565	5,369
Acquisition-related	—	754,531	—	754,531
Depreciation and amortization	358,286	59,714	1,074,858	59,714
Total operating expenses	1,368,517	853,894	2,587,841	853,894
Operating income (loss)	212,773	(793,933)	477,702	(793,933)
Other expense:
Interest expense and other, net	(347,889)	(52,797)	(1,168,619)	(52,797)
Net loss	$(135,116)	$(846,730)	$(690,917)	$(846,730)

Class A Common Stock:
Net loss	$(106,288)	$(846,730)	$(600,648)	$(846,730)
Basic and diluted weighted average number of common shares outstanding	1,197,224	43,889	859,523	28,021
Basic and diluted net loss per common share	$(0.09)	$(19.29)	$(0.70)	$(30.22)
Distributions declared per common share	$0.15	$0.01	$0.45	$0.01

Class T Common Stock:
Net loss	$(28,828)	$—	$(90,269)	$—
Basic and diluted weighted average number of common shares outstanding	257,529	—	117,531	—
Basic and diluted net loss per common share	$(0.11)	$—	$(0.77)	$—
Distributions declared per common share	$0.15	$—	$0.45	$—
The Company was formed on May 22, 2014 but did not commence principal operations until September 22, 2016. Therefore, the Company had limited income statement activity during the three and nine months ended September 30, 2016. The accompanying notes are an integral part of these condensed consolidated financial statements.

COLE OFFICE & INDUSTRIAL REIT (CCIT III), INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Class A Common Stock		Class T Common Stock		Capital in Excess of Par Value	Accumulated Distributions in Excess of Earnings	Total Stockholders’ Equity
	Number of Shares	Par Value	Number of Shares	Par Value
Balance, January 1, 2017	334,618	$3,346	5,225	$52	$3,068,672	$(1,442,163)	$1,629,907
Issuance of common stock	984,621	9,846	420,935	4,210	13,715,821	—	13,729,877
Distributions to investors	—	—	—	—	—	(429,952)	(429,952)
Commissions on stock sales and related dealer manager fees	—	—	—	—	(938,368)	—	(938,368)
Other offering costs	—	—	—	—	(138,665)	—	(138,665)
Distribution and stockholder servicing fees	—	—	—	—	(160,183)	—	(160,183)
Changes in redeemable common stock	—	—	—	—	(54,894)	—	(54,894)
Net loss	—	—	—	—	—	(690,917)	(690,917)
Balance, September 30, 2017	1,319,239	$13,192	426,160	$4,262	$15,492,383	$(2,563,032)	$12,946,805
The accompanying notes are an integral part of these condensed consolidated financial statements.

COLE OFFICE & INDUSTRIAL REIT (CCIT III), INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(690,917)	$(846,730)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization, net	1,074,858	59,714
Amortization of deferred financing costs	370,396	20,526
Straight-line rental income	(161,622)	(5,395)
Changes in assets and liabilities:
Rents and tenant receivables	(793,476)	(183,606)
Prepaid expenses and other assets	(60,060)	—
Accrued expenses and accounts payable	317,426	237,818
Deferred rental income and other liabilities	4,092	204,624
Due to affiliates	(74,293)	16,919
Net cash used in operating activities	(13,596)	(496,130)
Cash flows from investing activities:
Investment in real estate assets	—	(32,750,000)
Payment of property escrow deposit	—	(700,000)
Refund of property escrow deposit	—	700,000
Net cash used in investing activities	—	(32,750,000)
Cash flows from financing activities:
Proceeds from issuance of common stock	13,637,650	2,500,000
Offering costs on issuance of common stock and distribution and stockholder servicing fees paid	(1,085,377)	(27,473)
Distributions to investors	(275,207)	—
Proceeds from credit facility	—	22,000,000
Repayments of credit facility	(1,725,000)	—
Proceeds from subordinate promissory note and affiliates for financing amounts	488,631	10,300,000
Repayment of subordinate promissory note and increase in financing amounts due from affiliates	(10,788,631)	—
Deferred financing costs paid	—	(1,477,894)
Net cash provided by financing activities	252,066	33,294,633
Net increase in cash and cash equivalents	238,470	48,503
Cash and cash equivalents, beginning of period	605,049	200,000
Cash and cash equivalents, end of period	$843,519	$248,503

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Distributions declared and unpaid	$79,064	$3,865
Change in accrued distribution and stockholder servicing fees due to affiliate	$160,183	$—
Common stock issued through distribution reinvestment plan	$92,227	$—
Supplemental Cash Flow Disclosures:
Interest paid	$800,966	$—
The Company was formed on May 22, 2014 but did not commence principal operations until September 22, 2016. Therefore, the Company had limited cash flow statement activity during the nine months ended September 30, 2016. The accompanying notes are an integral part of these condensed consolidated financial statements.

COLE OFFICE & INDUSTRIAL REIT (CCIT III), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017 (Unaudited)
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
As of September 30, 2017, the Company had issued approximately 1.7 million shares of common stock in the Offering for gross proceeds of $16.7 million ($12.6 million in Class A Shares and $4.1 million in Class T Shares) before organization and offering costs, selling commissions and dealer manager fees of $1.1 million. In addition, the Company paid distribution and stockholder servicing fees for Class T Shares sold in the primary portion of the Offering of $8,000 and accrued an estimated liability for future distribution and stockholder servicing fees payable of $154,000. The Company intends to use substantially all of the net proceeds from the Offering to acquire and operate a diversified portfolio of commercial real estate investments primarily consisting of single-tenant, income-producing necessity office and industrial properties, which are leased to creditworthy tenants under long-term leases, including distribution facilities, warehouses, manufacturing plants and corporate or regional headquarters in strategic locations. The Company expects that most of its properties will be subject to “net” leases, whereby the tenant will be primarily responsible for the property’s cost of repairs, maintenance, property taxes, utilities, insurance and other operating costs. As of September 30, 2017, the Company owned one property, located in Ohio and leased to Siemens Corporation, comprising approximately 221,000 rentable square feet of income-producing necessity corporate office property, which was 100% leased.
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The summary of significant accounting policies presented below is designed to assist in understanding the Company’s condensed consolidated financial statements. These accounting policies conform to accounting principles generally accepted in the United States of America (“GAAP”) in all material respects, and have been consistently applied in preparing the accompanying condensed consolidated financial statements.

COLE OFFICE & INDUSTRIAL REIT (CCIT III), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017 (Unaudited) – (Continued)

Principles of Consolidation and Basis of Presentation
The condensed consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the SEC regarding interim financial reporting, including the instructions to Form 10-Q and Article 10 of Regulation S-X, and do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the statements for the interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the results for such periods. Results for these interim periods are not necessarily indicative of full year results. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2016, and related notes thereto, set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. The condensed consolidated financial statements should also be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Quarterly Report on Form 10-Q.
The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Real Estate Investments
Real estate assets are stated at cost, less accumulated depreciation and amortization. Amounts capitalized to real estate assets consist of the costs of acquisition, including acquisition-related fees and certain acquisition-related expenses, construction and any tenant improvements, major improvements and betterments that extend the useful life of the real estate assets and leasing costs. All repairs and maintenance costs are expensed as incurred. In April 2017, the Company early adopted Accounting Standards Update (“ASU”) No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”), which clarifies the definition of a business by adding guidance to assist entities in evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The Company expects its future acquisitions to qualify as asset acquisitions, and as such, acquisition-related fees and certain acquisition-related expenses related to these asset acquisitions will be capitalized. All acquisition-related fees and expenses related to the acquisition of the one property acquired by the Company prior to the adoption of ASU 2017-01 were expensed as incurred, and accounted for as a business combination.
The Company considers the period of future benefit of each respective asset to determine the appropriate useful life. The estimated useful lives of the Company’s real estate assets by class are generally as follows:

Buildings	40 years
Site improvements	15 years
Tenant improvements	Lesser of useful life or lease term
Intangible lease assets	Lease term
Recoverability of Real Estate Assets
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate assets may not be recoverable. Impairment indicators that the Company considers include, but are not limited to, bankruptcy or other credit concerns of a property’s major tenant, such as a history of late payments, rental concessions and other factors, a significant decrease in a property’s revenues due to lease terminations, vacancies, co-tenancy clauses, reduced lease rates, or other circumstances. When indicators of potential impairment are present, the Company assesses the recoverability of the assets by determining whether the carrying amount of the assets will be recovered through the undiscounted future cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying amount, the Company will adjust the real estate assets to their respective fair values and recognize an impairment loss. Generally, fair value will be determined using a discounted cash flow analysis and recent comparable sales transactions. No impairment indicators were identified and no impairment losses were recorded during the nine months ended September 30, 2017 or 2016.

COLE OFFICE & INDUSTRIAL REIT (CCIT III), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017 (Unaudited) – (Continued)

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
The Company continually reviews receivables related to rent, including any straight-line rent, and current and future operating expense reimbursements from tenants and determines collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of a receivable is uncertain, the Company will record an increase in the allowance for uncollectible accounts. As of September 30, 2017 and December 31, 2016, the Company did not have an allowance for uncollectible accounts.
Income Taxes
For its taxable year ended December 31, 2016, the Company was taxed as a C corporation under the Internal Revenue Code, as it did not meet all of the criteria to qualify as a REIT during this period. As of September 30, 2017, the Company intends to qualify and elect to be taxed as a REIT for the year ending December 31, 2017. The Company expects that any income tax benefit from its net operating losses would be offset by a full valuation allowance as it does not expect to utilize its net operating loss carryforward. As a result, no provision or benefit for income taxes has been recognized in the accompanying condensed consolidated financial statements.

COLE OFFICE & INDUSTRIAL REIT (CCIT III), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017 (Unaudited) – (Continued)

Net Loss and Distributions Per Share
The Company has two classes of common stock. Accordingly, the Company utilizes the two-class method to determine its earnings per share, which results in different earnings per share for each of the classes. Under the two-class method, earnings per share of each class of common stock are computed by dividing the sum of the distributed earnings to common stockholders and undistributed earnings allocated to common stockholders by the weighted average number of shares for each class of common stock for the respective period. The distributed earnings to Class T Share common stockholders represents distributions declared less the distribution and stockholder servicing fees paid with respect to Class T Shares sold in the primary portion of the Offering. Diluted income per share, when applicable, considers the effect of any potentially dilutive share equivalents, of which the Company had none for the three and nine months ended September 30, 2017 or 2016. Distributions per share is calculated based on the authorized daily distribution rate and the prior period amounts have been conformed to the current period presentation.
Recent Accounting Pronouncements
From time to time, new accounting pronouncements are issued by various standard setting bodies that may have an impact on the Company’s accounting and reporting. Except as otherwise stated below, the Company is currently evaluating the effect that certain of these new accounting requirements may have on the Company’s accounting and related reporting and disclosures in the Company’s condensed consolidated financial statements:
In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which supersedes the revenue recognition requirements in Revenue Recognition, Accounting Standards Codification  (“ASC”) (Topic 605) and will require an entity to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. For public business entities, the guidance should be applied to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Companies may use either a full retrospective or a modified retrospective approach to adopt ASU 2014-09. The Company plans to use the modified retrospective approach to adopt ASU 2014-09. In accordance with the Company’s plan for the adoption of ASU 2014-09, the Company’s implementation team has performed an in-depth review of the Company’s revenue contract and identified the related performance obligations, and is evaluating the impact on the Company’s consolidated financial statements and internal accounting processes and controls. Once ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which, as discussed below, sets forth principles for the recognition, measurement, presentation and disclosure of leases, goes into effect, ASU 2014-09 may apply to non-lease components in the lease agreements.
In February 2016, the FASB issued ASU 2016-02, which will require that a lessee recognize assets and liabilities on the balance sheet for all leases with a lease term of more than 12 months, with the result being the recognition of a right of use asset and a lease liability and the disclosure of key information about the entity’s leasing arrangements. The lessor accounting model under ASU 2016-02 is similar to current guidance; however it limits the capitalization of initial direct leasing costs, such as internally generated costs. ASU 2016-02 retains a distinction between finance leases (i.e., capital leases under current GAAP) and operating leases. The classification criteria for distinguishing between finance leases and operating leases will be substantially similar to the classification criteria for distinguishing between capital leases and operating leases under current GAAP. The amendments in ASU 2016-02 are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. A modified retrospective approach is required for an existing lease that has not expired upon adoption and provides for certain practical expedients. The Company’s implementation team is identifying any non-lease components in the Company’s lease arrangement and is evaluating the impact to the Company and its consolidated financial statements. Upon the adoption of ASU 2016-02, the Company will record certain expenses paid directly by the tenant that protect the Company’s interests in its property, such as insurance and real estate taxes, and the related operating expense reimbursement revenue, with no impact on net income. Based upon a preliminary analysis, the Company does not expect the accounting for its existing and future leases pursuant to which the Company is the lessor to materially change as a result of the adoption of ASU 2016-02.
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

COLE OFFICE & INDUSTRIAL REIT (CCIT III), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017 (Unaudited) – (Continued)

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
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which is intended to address diversity in practice related to how certain cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted, and requires retrospective adoption unless it is impracticable to apply, in which case it is to be applied prospectively as of the earliest date practicable. The Company plans to adopt ASU 2016-15 during the fourth quarter of fiscal year 2017 and has determined that this standard is relevant to its presentation of debt prepayment and debt extinguishment costs and contingent consideration payments made after a business combination.
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
In February 2017, the FASB issued ASU No. 2017-05, Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets (“ASU 2017-05”), which clarifies the following: (1) nonfinancial assets within the scope of Subtopic 610-20 may include nonfinancial assets transferred within a legal entity to a counterparty; (2) an entity should allocate consideration to each distinct asset by applying the guidance in Topic 606 on allocating the transaction price to performance obligations; and (3) entities are required to derecognize a distinct nonfinancial asset or distinct in substance nonfinancial asset in a partial sale transaction when it (a) does not have (or ceases to have) a controlling financial interest in the legal entity that holds the asset in accordance with Subtopic 810 and (b) transfers control of the asset in accordance with Topic 606. The adoption of this standard may result in higher gains on the sale of partial real estate interests, including contributions of nonfinancial assets to a joint venture or other noncontrolling investee, due to recognizing the full gain when the derecognition criteria are met and recording the retained noncontrolling interest at its fair value. ASU 2017-05 is effective for annual periods, and interim periods therein, beginning after December 15, 2017. Early adoption is permitted.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017 (Unaudited) – (Continued)

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
The following describes the methods the Company uses to estimate the fair value of the Company’s financial assets and liabilities:
Credit facility and subordinate promissory note — The fair value is estimated by discounting the expected cash flows based on estimated borrowing rates available to the Company as of the measurement date. These financial instruments are valued using Level 2 inputs. As of September 30, 2017, the estimated fair value of the Company’s debt was $20.5 million, compared to the carrying value of $20.3 million. As of December 31, 2016, the estimated fair value of the Company’s debt was $32.9 million, compared to the carrying value on that date of $32.3 million. The carrying and fair values exclude net deferred financing costs.
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
Considerable judgment is necessary to develop estimated fair values of financial assets and liabilities. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize, or be liable for, on disposition of the financial assets and liabilities. As of September 30, 2017 and December 31, 2016, there have been no transfers of financial assets or liabilities between fair value hierarchy levels.
NOTE 4 — REAL ESTATE INVESTMENT
2017 Property Acquisitions
During the nine months ended September 30, 2017, the Company did not acquire any properties.
2016 Property Acquisition
During the nine months ended September 30, 2016, the Company acquired one office property for a purchase price of $32.8 million (the “2016 Acquisition”). The 2016 Acquisition was accounted for as a business combination. The Company funded the 2016 Acquisition with net proceeds from the Offering and available borrowings. The Company allocated the purchase price of this property to the fair value of the assets acquired.

The following table summarizes the purchase price allocation for the 2016 Acquisition.

2016 Acquisition
Land	$2,307,312
Buildings and improvements	26,971,327
Acquired in-place lease (1)	3,471,361
Total purchase price	$32,750,000
______________________

(1)	As of September 30, 2016, the weighted average amortization period for the acquired in-place lease was 9.6 years for the one acquisition completed during the nine months ended September 30, 2016.
As the 2016 Acquisition was completed during the three months ended September 30, 2016, the Company recorded revenue for both the three and nine months ended September 30, 2016 of $60,000 and a net loss of $755,000 related to the 2016 Acquisition. In addition, the Company recorded $755,000 of acquisition-related expenses for both the three and nine months ended September 30, 2016, which is included in acquisition-related expenses on the condensed consolidated statements of operations.

COLE OFFICE & INDUSTRIAL REIT (CCIT III), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017 (Unaudited) – (Continued)

The following table summarizes selected financial information of the Company as if the 2016 Acquisition was completed on January 1, 2016 for each period presented below. The table below presents the Company’s estimated revenue and net loss, on a pro forma basis, for the three and nine months ended September 30, 2016, respectively:

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
NOTE 5 — INTANGIBLE LEASE ASSET
The Company’s intangible lease asset consisted of the following as of September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
In-place lease, net of accumulated amortization of $377,323 and $105,651, respectively
(with a weighted average life remaining of 8.6 years and 9.3 years, respectively)	$3,094,038	$3,365,710
Amortization expense for the in-place lease is included in depreciation and amortization in the accompanying condensed consolidated statements of operations. The following table summarizes the amortization expense related to the in-place lease asset for the three and nine months ended September 30, 2017 and September 30, 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
In-place lease amortization	$90,558	$15,093	$271,672	$15,093
As of September 30, 2017, the estimated amortization expense relating to the intangible lease asset for each of the five succeeding fiscal years is as follows:

Amortization Expense
In-Place Lease
Remainder of 2017	$90,557
2018	$362,229
2019	$362,229
2020	$362,229
2021	$362,229
NOTE 6 — CREDIT FACILITY AND SUBORDINATE PROMISSORY NOTE
As of September 30, 2017, the Company had $20.3 million of debt outstanding, with a weighted average interest rate of 3.7% and weighted average years to maturity of 2.0 years. The following table summarizes the debt balances as of September 30, 2017 and December 31, 2016, respectively, and the debt activity for the nine months ended September 30, 2017:

		During the Nine Months Ended September 30, 2017
	Balance as of December 31, 2016	Debt Issuance	Repayments	Accretion	Balance as of September 30, 2017
Credit facility	$22,000,000	$—	$(1,725,000)	$—	$20,275,000
Subordinate promissory note with affiliate	10,300,000	400,000	(10,700,000)	—	—
Total debt	$32,300,000	$400,000	$(12,425,000)	$—	$20,275,000

COLE OFFICE & INDUSTRIAL REIT (CCIT III), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017 (Unaudited) – (Continued)

As of September 30, 2017, the Company had $20.3 million of debt outstanding under its secured credit facility (the “Credit Facility”) with JPMorgan Chase Bank, N.A. (“JPMorgan Chase”), as administrative agent, and the lenders under the credit agreement (as amended, the “Credit Agreement”), that provides for borrowings of up to $100.0 million in revolving loans (the “Revolving Loans”). The Revolving Loans mature on September 23, 2019; however, the Company may elect to extend the maturity date of such loans to September 23, 2021, subject to satisfying certain conditions contained in the Credit Agreement.
Depending upon the type of loan specified and overall leverage ratio, the Credit Facility bears interest at (i) the one-month, two-month, three-month or six-month London Interbank Offered Rate (“LIBOR”) multiplied by the statutory reserve rate (the “Eurodollar Rate”) plus an interest rate spread ranging from 2.20% to 2.45%; or (ii) a base rate ranging from 1.20% to 1.45%, plus the greater of: (a) JPMorgan Chase’s Prime Rate (as defined in the Credit Agreement); (b) the Federal Funds Effective Rate (as defined in the Credit Agreement) plus 0.50%; or (c) the one-month LIBOR multiplied by the statutory reserve rate plus 1.0%. As of September 30, 2017, the Revolving Loans outstanding totaled $20.3 million at an interest rate of 3.7%. The Company had $79.7 million in unused capacity, subject to borrowing availability, as of September 30, 2017.
The Credit Agreement contains provisions with respect to covenants, events of default and remedies customary for facilities of this nature. In particular, the Credit Agreement requires the Company to maintain a minimum consolidated net worth greater than or equal to 75% of the equity issued from the date of the Credit Agreement, a leverage ratio no greater than 65%, and a fixed charge coverage ratio equal to or greater than 1.50. The Company believes it was in compliance with the financial covenants of the Credit Agreement as of September 30, 2017.
In addition, in 2016, the Company entered into a $30.0 million subordinate loan with an affiliate of the Company’s advisor (the “Subordinate Promissory Note”). On March 28, 2017, the Company, pursuant to a modification agreement, extended the maturity date of the Subordinate Promissory Note from September 22, 2017 to September 30, 2018. The Subordinate Promissory Note bears interest at a rate per annum equal to the sum of (a) one-month LIBOR, (b) the Credit Facility Margin (as defined in the Subordinate Promissory Note modification agreement) and (c) 1.75%, with accrued interest payable monthly in arrears and principal due upon maturity on September 30, 2018. The Subordinate Promissory Note had an interest rate of 5.4% as of September 30, 2017. In the event the Subordinate Promissory Note is not paid off on the maturity date, the loan includes default provisions. The Subordinate Promissory Note has been approved by a majority of the Company’s board of directors (including a majority of the independent directors) not otherwise interested in the transaction as fair, competitive and commercially reasonable and no less favorable to the Company than a comparable loan between unaffiliated parties under the same circumstances. As of September 30, 2017, the Company had no debt outstanding and $30.0 million available for borrowing under the Subordinate Promissory Note.
Maturities
The following table summarizes the scheduled aggregate principal repayments for the Company’s outstanding debt as of September 30, 2017 for each of the five succeeding fiscal years and the period thereafter (in thousands):

Principal Repayments
Remainder of 2017	$—
2018	—
2019	20,275
2020	—
2021	—
Thereafter	—
Total	$20,275
NOTE 7 — COMMITMENTS AND CONTINGENCIES
Litigation
In the ordinary course of business, the Company may become subject to litigation and claims. The Company is not aware of any material pending legal proceedings, other than ordinary routine litigation incidental to the Company’s business, to which the Company is a party or of which the Company’s property is the subject.

COLE OFFICE & INDUSTRIAL REIT (CCIT III), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017 (Unaudited) – (Continued)

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
Organization and offering expenses
All other organization and offering expenses associated with the sale of the Company’s common stock (excluding selling commissions, dealer manager fees and distribution and stockholder servicing fees) are paid by CCI III Advisors or its affiliates and are reimbursed by the Company up to 1.0% of aggregate gross offering proceeds, including proceeds from sales of shares under the DRIP. A portion of the other organization and offering expenses may be considered to be underwriting compensation. As of September 30, 2017, CCI III Advisors had paid organization and offering expenses in excess of the 1.0% of aggregate gross offering proceeds in connection with the Offering. These excess amounts were not included in the condensed consolidated financial statements of the Company because such amounts were not a liability of the Company as they exceeded 1.0% of gross proceeds from the Offering. As the Company raises additional proceeds from the Offering, these amounts may become payable.
Distribution and stockholder servicing fees
The Company pays CCC a distribution and stockholder servicing fee for Class T Shares that is calculated on a daily basis in an amount equal to 1/365th of 1.0% of the purchase price per share (or, once reported, the amount of the Company’s estimated per share net asset value) of the Class T Shares sold in the primary portion of the Offering. The distribution and stockholder servicing fee is paid monthly in arrears from cash flow from operations or, if the Company’s cash flow from operations is not sufficient to pay the distribution and stockholder servicing fee, from borrowings in anticipation of future cash flow. An estimated liability for future distribution and stockholder servicing fees payable to CCC is recognized at the time each Class T Share is sold and included in due to affiliates in the condensed consolidated balance sheets with a corresponding decrease to capital in excess of par value. The Company will cease paying the distribution and stockholder servicing fee with respect to Class T Shares at the earliest of (i) the end of the month in which the total distribution and stockholder servicing fees paid by a stockholder within his or her individual account would be equal to 4.0% of the stockholder’s total gross investment amount at the time of the purchase of the primary Class T Shares held in such account, or a lower limit agreed upon between the Company’s dealer manager and the participating broker-dealer at the time such Class T Shares were sold; (ii) the date on which the aggregate underwriting compensation from all sources equals 10.0% of the gross proceeds from the aggregate sale of the Class A Shares and Class T Shares in the Offering, excluding proceeds from sales pursuant to the DRIP; (iii) the fourth anniversary of the last day of the month in which the Offering (excluding the offering of shares pursuant to the DRIP) terminates; (iv) the date such Class T Share is no longer outstanding; and (v) the date the Company effects a liquidity event. CCC may, in its discretion, reallow to participating broker-dealers all or a portion of the distribution and stockholder servicing

COLE OFFICE & INDUSTRIAL REIT (CCIT III), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017 (Unaudited) – (Continued)

fee for services that such participating broker-dealers perform in connection with the distribution of Class T Shares. At the time the Company ceases paying the distribution and stockholder servicing fee with respect to an outstanding Class T Share pursuant to the provisions above, such Class T Share will convert into a number of Class A Shares (including any fractional shares) with an equivalent net asset value as such Class T Share. The Company cannot predict when this will occur. No distribution and stockholder servicing fees are paid to CCC or other participating broker-dealers with respect to shares sold pursuant to the DRIP.
Acquisition-related fees and expenses
The Company pays CCI III Advisors or its affiliates acquisition fees of up to 2.0% of: (i) the contract purchase price of each property or asset the Company acquires; (ii) the amount paid in respect of the development, construction or improvement of each asset the Company acquires; (iii) the purchase price of any loan the Company acquires; and (iv) the principal amount of any loan the Company originates. In addition, the Company reimburses CCI III Advisors or its affiliates for acquisition-related expenses incurred in the process of acquiring a property or the origination or acquisition of a loan, so long as the total acquisition fees and expenses relating to the transaction do not exceed 6.0% of the contract purchase price, unless otherwise approved by a majority of the Company’s board of directors, including a majority of the independent directors, as commercially competitive, fair and reasonable to the Company.
Advisory fees and expenses
Pursuant to the advisory agreement, the Company pays CCI III Advisors a monthly advisory fee based upon the Company’s monthly average asset value, which is equal to the following amounts: (i) an annualized rate of 0.75% paid on the Company’s average asset value that is between $0 and $2.0 billion; (ii) an annualized rate of 0.70% paid on the Company’s average asset value that is between $2.0 billion and $4.0 billion; and (iii) an annualized rate of 0.65% paid on the Company’s average asset value that are over $4.0 billion. During the three and nine months ended September 30, 2017, these advisory fees exceeded the expense limit of the greater of 2.0% of the average invested assets or 25.0% of net income (see operating expenses below) and were not recognized in the condensed consolidated financial statements of the Company because such amounts were not contractually payable by the Company. As of September 30, 2017, $123,000 of advisory fees exceeded such expense limit. As the Company raises additional proceeds from the Offering and acquires additional properties, these amounts may become payable if future operating expenses are below the expense limits.
Operating expenses
The Company reimburses CCI III Advisors or its affiliates for the operating expenses they paid or incurred in connection with advisory and administrative services provided to the Company, subject to the limitation that the Company will not reimburse CCI III Advisors or its affiliates for any amount by which the operating expenses (including the advisory fee) at the end of the four preceding fiscal quarters exceed the greater of (i) 2.0% of average invested assets, or (ii) 25.0% of net income, excluding any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of assets for that period. The Company will not reimburse CCI III Advisors or its affiliates for compensation paid to the Company’s executive officers or employees of CCI III Advisors in connection with the services for which CCI III Advisors or its affiliates receive an acquisition fee, financing coordination fee or disposition fee. During the three and nine months ended September 30, 2017, CCI III Advisors paid or reimbursed the Company for operating expenses in excess of the greater of 2.0% of average invested assets or 25.0% of net income, which were not recognized in the condensed consolidated financial statements of the Company because such amounts were not contractually payable by the Company. As of September 30, 2017, $743,000 of operating expenses exceeded such expense limit. As the Company raises additional proceeds from the Offering and acquires additional properties, these amounts may become payable.
Financing coordination fees
If CCI III Advisors provides services in connection with the origination, assumption or refinancing of any debt to acquire properties or to make other permitted investments, the Company will pay CCI III Advisors a financing coordination fee equal to 1.0% of the amount available and/or outstanding under such financing. However, CCI III Advisors will not be entitled to a financing coordination fee on any debt where CCI III Advisors previously received a fee unless (i) the maturity date of the refinanced debt was scheduled to occur less than one year after the date of the refinancing and the new loan has a term of at least five years or (ii) the new loan is approved by a majority of the independent directors; and provided, further, that no financing coordination fee will be paid in connection with loans advanced by an affiliate of CCI III Advisors.

COLE OFFICE & INDUSTRIAL REIT (CCIT III), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017 (Unaudited) – (Continued)

Disposition fees
If CCI III Advisors or its affiliates provide a substantial amount of services (as determined by a majority of the Company’s independent directors) in connection with the sale of one or more properties (or the Company’s entire portfolio), the Company will pay CCI III Advisors or its affiliates a disposition fee in an amount equal to up to one-half of the real estate or brokerage commission paid by the Company to third parties on the sale of such property, not to exceed 1.0% of the contract price of the property sold; provided, however, in no event may the total disposition fees paid to CCI III Advisors, its affiliates, and unaffiliated third parties, exceed the lesser of the customary competitive real estate commission or an amount equal to 6.0% of the contract sales price. In addition, if CCI III Advisors or its affiliates provides a substantial amount of services (as determined by a majority of the Company’s independent directors) in connection with the sale of one or more assets other than properties, the Company may separately compensate CCI III Advisors or its affiliates at such rates and in such amounts as the Company’s board of directors, including a majority of the independent directors, and CCI III Advisors agree upon, not to exceed an amount equal to 1.0% of the contract price of the assets sold. During the three and nine months ended September 30, 2017 and 2016, no disposition fees were incurred for any such services provided by CCI III Advisors or its affiliates.
Subordinated performance fees
The Company will pay a subordinated performance fee under one of the following alternative events: (1) if the Company’s shares are listed on a national securities exchange, CCI III Advisors, or its affiliates, will be entitled to a subordinated performance fee equal to 15.0% of the amount, if any, by which (i) the market value of the Company’s outstanding stock plus distributions paid by the Company prior to listing, exceeds (ii) the sum of the total amount of capital raised from investors and the amount of distributions necessary to generate a 6.0% annual cumulative, non-compounded return to investors; (2) if the Company is sold or its assets are liquidated, CCI III Advisors will be entitled to a subordinated performance fee equal to 15.0% of the net sale proceeds remaining after investors have received, from regular distributions plus special distributions paid from proceeds of such sale, a return of their net capital invested and a 6.0% annual cumulative, non-compounded return; or (3) upon termination of the advisory agreement, CCI III Advisors may be entitled to a subordinated performance fee similar to the fee to which it would have been entitled had the portfolio been liquidated (based on an independent appraised value of the portfolio) on the date of termination. During the three and nine months ended September 30, 2017 and 2016, no subordinated performance fees were incurred related to any such events.
The Company incurred commissions, fees and expense reimbursements as shown in the table below for services provided by CCI III Advisors and its affiliates related to the services described above during the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Selling commissions	$224,114	$—	$667,858	$—
Dealer manager fees	$106,715	$—	$270,510	$—
Distribution and stockholder servicing fees(1)	$6,162	$—	$8,344	$—
Organization and offering costs	$54,095	$27,473	$138,665	$27,473
Acquisition fees and expenses	$—	$655,000	$—	$655,000
Advisory fees	$—	$5,369	$60,565	$5,369
Financing coordination fees	$—	$220,000	$—	$220,000
______________________

(1)
Amounts are calculated for the respective period in accordance with the dealer manager agreement and exclude the estimated liability for future distribution and stockholder servicing fees payable to CCC of $154,000, which is included in due to affiliates in the consolidated balance sheets with a corresponding decrease to capital in excess of par value, as described in Note 2 — Summary of Significant Accounting Policies.

Due to Affiliates
As of September 30, 2017 and December 31, 2016, $155,000 and $78,000, respectively, was recorded for services and expenses incurred, but not yet reimbursed, to CCI III Advisors or its affiliates. The $155,000 amount was primarily for the estimated liability for future distribution and stockholder servicing fees payable to CCC and the $78,000 was primarily for operating expense, interest expense, and advisory fees and expenses. These amounts were included in due to affiliates in the consolidated balance sheets for such periods.

COLE OFFICE & INDUSTRIAL REIT (CCIT III), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017 (Unaudited) – (Continued)

NOTE 9 — ECONOMIC DEPENDENCY
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
NOTE 10 — OPERATING LEASES
The Company’s real estate asset is leased to a tenant under an operating lease. As of September 30, 2017, the lease had a remaining term of 8.6 years. The lease includes provisions to extend the lease term, options for early termination after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other negotiated terms and conditions. The Company retains substantially all of the risks and benefits of ownership of the real estate asset leased to the tenant. As of September 30, 2017, the future minimum rental income from the Company’s investment in real estate asset under the non-cancelable operating lease, assuming no exercise of renewal options, was as follows:

Future Minimum Rental Income
Remainder of 2017	$626,149
2018	2,537,991
2019	2,588,751
2020	2,640,526
2021	2,693,336
Thereafter	12,301,072
Total	$23,387,825
NOTE 11 — SUBSEQUENT EVENTS
The following events occurred subsequent to September 30, 2017:
Investment in Real Estate Assets
Subsequent to September 30, 2017, the Company acquired a 100% interest in one real estate property for a purchase price of $16.5 million, exclusive of closing costs. The acquisition was funded with net proceeds from the Offering and borrowings under the Subordinate Promissory Note. The Company has not completed its initial purchase price allocation with respect to this property and therefore cannot provide similar disclosures to those included in Note 4 — Real Estate Investment for this property.
Credit Facility and Subordinate Promissory Note
Subsequent to September 30, 2017, the Company borrowed an additional $16.0 million under the Subordinate Promissory Note, repaid $1.0 million under the Credit facility and had an aggregate of $16.0 million available for borrowing under the Credit Facility and the Subordinate Promissory Note.
Sale of Cole Capital
On November 13, 2017 the parent of the Company’s sponsor entered into a purchase and sale agreement to sell its ownership interest in the Company’s sponsor. The completion of this sale is subject to the receipt of regulatory approvals and other customary closing conditions and is expected to occur at the end of the fourth quarter of 2017 or during the first quarter of 2018.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the accompanying condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. We make statements in this section that are forward-looking statements within the meaning of the federal securities laws. Certain risks may cause our actual results, performance or achievements to differ materially from those expressed or implied by the following discussion. For a complete discussion of such risk factors, see Item 1A — Risk Factors of this Quarterly Report on Form 10-Q and the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. Capitalized terms used herein, but not otherwise defined, shall have the meaning ascribed to those terms in “Part I — Financial Information” of this Quarterly Report on Form 10-Q, including the notes to the condensed consolidated financial statements contained therein, and the terms “we,” “us,” “our” and the “Company” refer to Cole Office & Industrial REIT (CCIT III), Inc.
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
The following are some, but not all, of the assumptions, risks, uncertainties and other factors that could cause our actual results to differ materially from those presented in our forward-looking statements:

•	We may be unable to renew leases, lease vacant space or re-lease space as leases expire on favorable terms or at all.

•	We are subject to risks associated with tenant, geographic and industry concentrations with respect to our property.

•	Our property, intangible assets and other assets may be subject to impairment charges.

•	We could be subject to unexpected costs or unexpected liabilities that may arise from potential dispositions of properties.

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
Our operating results and cash flows are primarily influenced by rental income from our commercial property, interest expense on our indebtedness, and acquisition and operating expenses. Rental income accounted for 43% and 66% of total revenue for the three and nine months ended September 30, 2017, respectively. As 100% of our rentable square feet was under lease as of September 30, 2017, with a remaining lease term of 8.6 years, we believe our exposure to changes in commercial rental rates on our portfolio is substantially mitigated, except for vacancies caused by tenant bankruptcies or other factors. Our advisor regularly monitors the creditworthiness of our tenant by reviewing the tenant’s financial results, credit rating agency reports, when available, on the tenant or guarantor, the operating history of the property with such tenant, the tenant’s market share and track record within its industry segment, the general health and outlook of the tenant’s industry segment, and other information for changes and possible trends. If our advisor identifies significant changes or trends that may adversely affect the creditworthiness of a tenant, it will gather a more in-depth knowledge of the tenant’s financial condition and, if necessary, attempt to mitigate the tenant credit risk by evaluating the possible sale of the property, or identifying a possible replacement tenant should the current tenant fail to perform on the lease.
Portfolio Information
As of September 30, 2017, we owned one property occupied by an investment grade tenant, comprising approximately 221,000 rentable square feet of income-producing necessity corporate office space located in Ohio and leased to Siemens Corporation, which was 100% leased with a lease term remaining of 8.6 years. As we have only acquired one property, a discussion of same store sales is not considered meaningful and as such is not included in the results of operations.

Results of Operations
Our results of operations are influenced by the timing of our acquisition and the operating performance of our real estate investment. The following table provides summary information about our results of operations for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended September 30,		2017 vs 2016 Increase (Decrease)	Nine Months Ended September 30,		2017 vs 2016 Increase (Decrease)
	2017	2016		2017	2016
Total revenues	$1,581	$60	$1,521	$3,066	$60	$3,006
General and administrative expenses	$104	$34	$70	$410	$34	$376
Property operating expenses	$3	$—	$3	$9	$—	$9
Real estate tax expenses	$904	$—	$904	$1,033	$—	$1,033
Advisory fees and expenses	$—	$5	$(5)	$61	$5	$56
Acquisition-related expenses	$—	$755	$(755)	$—	$755	$(755)
Depreciation and amortization	$358	$60	$298	$1,075	$60	$1,015
Operating income (loss)	213	$(794)	$1,007	$478	$(794)	$1,272
Interest expense and other, net	$348	$53	$295	$1,169	$53	$1,116
Net loss	$(135)	$(847)	$(712)	$(691)	$(847)	$(156)
Revenues
The increase in revenue of $1.5 million and $3.0 million during the three and nine months ended September 30, 2017, respectively, as compared to the same periods in 2016, was primarily due to recognizing a full period of rental revenue related to our one property, which was acquired September 23, 2016. Rental income accounted for 43% and 66% of total revenue for the three and nine months ended September 30, 2017, respectively. We also incurred operating expenses, primarily related to real estate tax, subject to reimbursement by our tenant, which resulted in $907,000 and $1.0 million in tenant reimbursement income during the three and nine months ended September 30, 2017, respectively.
General and Administrative Expenses
The primary general and administrative expense items are unused fees on the Credit Facility, accounting and legal fees, board of directors costs and professional fees.
The increase in general and administrative expenses of $70,000 and $376,000 for the three and nine months ended September 30, 2017, respectively, as compared to the same periods in 2016, was primarily due to increases in unused fees on the Credit Facility, audit fees, board of directors costs and legal fees.
Property Operating Expenses
Property operating expenses such as property repairs, maintenance and property-related insurance include both reimbursable and non-reimbursable property expenses. We are reimbursed by our one tenant for certain reimbursable property operating expenses in accordance with the lease agreement.
The increase in property operating expenses of $3,000 and $9,000 for the three and nine months ended September 30, 2017, respectively, as compared to the same periods in 2016, was primarily due to recognizing a full period of property-related insurance on our one property, which was acquired September 23, 2016.
Real Estate Tax Expenses
The increase in real estate tax expenses of $904,000 and $1.0 million for the three and nine months ended September 30, 2017, respectively, as compared to the same periods in 2016, was primarily due to recognizing a full period of real estate taxes and an increase in a tax assessment on our one property, which was acquired September 23, 2016.
Advisory Fees and Expenses
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
The decrease in advisory fees and expenses of $5,000 for the three months ended September 30, 2017, as compared to the same period in 2016, was primarily due to our expenses exceeding the greater of 2.0% of the average invested assets or 25.0% of net income and therefore such excess amounts were not recognized and payable; see Note 8 — Related-Party Transactions and Arrangements to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q. Additionally, we may be required to reimburse certain expenses incurred by CCI III Advisors in providing such advisory services, subject to limitations as set forth in the advisory agreement.
The increase in advisory fees and expenses of $56,000 for the nine months ended September 30, 2017, as compared to the same period in 2016, was primarily due to recognizing advisory services over a longer period on our one property, which was acquired on September 23, 2016.
Acquisition-Related Expenses
The decrease in acquisition-related expenses of $755,000 for both the three and nine months ended September 30, 2017, as compared to the same periods in 2016, was due to no property purchases during 2017 and acquiring only one property in 2016.
Depreciation and Amortization
The increase in depreciation and amortization expenses of $298,000 and $1.0 million for the three and nine months ended September 30, 2017, respectively, as compared to the same periods in 2016, was primarily due to recognizing a full period of depreciation on our one property, which was acquired on September 23, 2016.
Interest Expense and Other, Net
The increase in interest expense and other, net of $295,000 and $1.1 million during the three and nine months ended September 30, 2017, respectively, as compared to the same periods in 2016, was primarily due to recognizing a full period of interest expense on our outstanding debt balance, as we did not commence principal operations until September 22, 2016.
Distributions
Our board of directors authorized a daily distribution, based on 365 days in the calendar year, of $0.001643836 per Class A Share for stockholders of record of such class of shares as of the close of business on each day of the period commencing on January 1, 2017 and ending on March 30, 2018. Our board of directors authorized a daily distribution on Class T Shares for stockholders of record of such class of shares as of the close of business on each day of the period commencing on January 1, 2017 and ending on March 30, 2018 equal to $0.001643836 per Class T Share, less the per share distribution and stockholder servicing fees that are payable with respect to the Class T Shares (as calculated on a daily basis). As of September 30, 2017, the Company had distributions payable of $79,000.
During the nine months ended September 30, 2017, we paid distributions of $367,000, including $92,000 through the issuance of shares pursuant to the DRIP. Net cash used in operating activities for the nine months ended September 30, 2017 was $14,000. Prior to the adoption of ASU 2017-01 in April 2017, we treated our real estate acquisition-related fees and expenses as funded by proceeds from the Offering, including proceeds from the DRIP. Therefore, for consistency, proceeds from the issuance of common stock used as a source of distributions includes the amount by which real estate acquisition-related fees and expenses have reduced net cash flows from operating activities. The distributions paid during the nine months ended September 30, 2017 were fully covered by proceeds from the Offering from the prior periods. As we did not commence principal operations until September 22, 2016, we did not pay any distributions during the nine months ended September 30, 2016.
Share Redemptions
Our share redemption program permits our stockholders to sell their shares back to us after they have held them for at least one year, subject to certain conditions and limitations. We may waive the one-year holding period requirement upon request due to a stockholder’s death or bankruptcy or other exigent circumstances as determined by our advisor. In addition, our board of directors may choose to amend the terms of, suspend or terminate our share redemption program at any time upon 30 days’ notice. Funding for the redemption of shares will generally be limited to the net proceeds we receive from the sale of shares under the DRIP, net of shares redeemed to date. We will not redeem in excess of 5.0% of the weighted average number of shares outstanding during the trailing 12 months prior to the end of the fiscal quarter for which the redemptions are being paid. In addition, we will generally limit quarterly redemptions to approximately 1.25% of the weighted average number of shares outstanding during the trailing 12-month period ending on the last day of the fiscal quarter for which the redemptions are being paid, and to the net proceeds we receive from the sale of shares in the respective quarter under the DRIP. In addition, our board of directors may choose to amend the terms of, suspend or terminate our share redemption program at any time upon 30 days’ notice. We will not redeem in excess of 5.0% of the weighted average number of shares outstanding during the trailing 12 months prior to the end of the fiscal quarter for which the redemptions are being paid. Any of the foregoing limits might prevent us from accommodating all redemption requests made in any fiscal quarter or in any 12-month period. As of September 30, 2017, we did not receive any requests for redemptions under our share redemption program.

Liquidity and Capital Resources
General
We expect to utilize funds from the Offering and future proceeds from secured or unsecured financing to complete future property acquisitions and for general corporate uses. Our operating cash flows will primarily be provided by the rental income received from leased properties. As of September 30, 2017, we had raised $16.7 million of gross proceeds from the Offering before organization and offering costs, selling commissions and dealer manager fees of $1.1 million.
Our Credit Facility and Subordinate Promissory Note provide for aggregate borrowings of up to $130.0 million. As of September 30, 2017, we had $109.7 million in unused capacity, subject to borrowing availability. As of September 30, 2017, we also had cash and cash equivalents of $844,000.
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
Contractual Obligations
As of September 30, 2017, we had $20.3 million of debt outstanding, with a weighted average interest rate of 3.7%. See Note 6 — Credit Facility and Subordinate Promissory Note to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q for certain terms of our debt outstanding.
Our contractual obligations as of September 30, 2017 were as follows:

	Payments due by period (1)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Principal payments – credit facility	$20,275,000	$—	$20,275,000	$—	$—
Interest payments – credit facility(2)	1,483,908	750,175	733,733	—	—
Total	$21,758,908	$750,175	$21,008,733	$—	$—
______________________

(1)	The table does not include amounts due to CCI III Advisors or its affiliates pursuant to our advisory agreement because such amounts are not fixed and determinable.

(2)	Payment obligations for the Revolving Loans are based on the interest rate in effect of 3.7% as of September 30, 2017.
We expect to incur additional borrowings in the future to acquire additional properties and make other real estate-related investments. There is no limitation on the amount we may borrow against any single improved property. Our borrowings will not exceed 75% of the cost of our gross assets (or 300% of net assets) as of the date of any borrowing, which is the maximum level of indebtedness permitted under the North American Securities Administrators Association Statement of Policy Regarding

Real Estate Investment Trusts; however, we may exceed that limit if approved by a majority of our independent directors and disclosed to our stockholders in the next quarterly report along with justification for such excess borrowing. Our board of directors has adopted a policy to further limit our borrowings to 60% of the greater of cost (before deducting depreciation or other non-cash reserves) or fair market value of our gross assets, unless the excess borrowing is approved by a majority of our independent directors and disclosed to our stockholders in the next quarterly report along with the justification for such excess borrowing.
As of September 30, 2017, our ratio of debt to the cost (before deducting depreciation or other non-cash reserves) of our gross real assets was 61.9%, which exceeded the 60% limitation. A majority of our board of directors (including a majority of the independent directors) determined that, as a general policy, borrowing in excess of the 60% limitation is justified and in the best interests of us and our stockholders during our capital raising stage and further that borrowing in excess of the 75% limitation is justified and in the best interests of our stockholders until September 30, 2018, and may be extended or re-approved by our board of directors and our independent directors from time to time. The independent directors believe such borrowing levels are justified for the following reasons:

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

Our management reviews net debt as part of its management of our overall liquidity, financial flexibility, capital structure and leverage, and we therefore believe that the presentation of net debt provides useful information to investors. Net debt is a non-GAAP measure used to show our outstanding principal debt balance, excluding certain GAAP adjustments, such as premiums or discounts, less all cash and cash equivalents. As of September 30, 2017, our net debt leverage ratio, which is the ratio of net debt to total gross real estate assets net of gross intangible lease liabilities, if applicable, was 59.3%. The following table provides a reconciliation of the Credit Facility and Subordinate Promissory Note due to affiliate balance, as reported on our condensed consolidated balance sheet, to net debt as of September 30, 2017:

Balance as of September 30, 2017
Credit facility and subordinate promissory note due to affiliate	$20,275,000
Less: Cash and cash equivalents	(843,519)
Net debt	$19,431,481
Gross real estate asset	$32,750,000
Net debt leverage ratio	59.3%
Cash Flow Analysis
Operating Activities. Net cash used in operating activities was $14,000 for the nine months ended September 30, 2017, compared to $496,000 for the nine months ended September 30, 2016. The decrease was primarily due to a net increase in depreciation and amortization of intangibles and deferred financing costs of $1.4 million, offset by an increase in working capital accounts of $882,000. See “ — Results of Operations” for a more complete discussion of the factors impacting our operating performance.
Investing Activities. Net cash used in investing activities decreased $32.8 million for the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016, due to not acquiring any properties subsequent to September 30, 2016.
Financing Activities. Net cash provided by financing activities was $252,000 for the nine months ended September 30, 2017, compared to $33.3 million for the nine months ended September 30, 2016. This decrease is primarily due to the net proceeds from the issuance of common stock offset by net repayments on the Credit Facility and the Subordinate Promissory Note, and an increase in distributions to investors.
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
If we do not elect to be taxed as a REIT, or if we otherwise fail to qualify as a REIT for any reason in a taxable year and applicable relief provisions do not apply, we will be subject to tax, including any applicable alternative minimum tax, on our taxable income, if any, at regular corporate rates. We will not be able to deduct distributions paid to our stockholders in any year in which we elect not to be taxed or fail to qualify as a REIT. If we elect to be taxed and fail to qualify as a REIT in any taxable year, we also will be disqualified for the four taxable years following the year during which qualification is lost, unless we are entitled to relief under specific statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders. However, we intend to be organized and operate in such a manner as to qualify as a REIT for federal income tax purposes for the year ending December 31, 2017. As such, no provision for federal income taxes has been made in our accompanying condensed consolidated financial statements. We are subject to certain state and local taxes related to the operations of properties in certain locations, which have been provided for in our accompanying condensed consolidated financial statements.
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
Related-Party Transactions and Agreements
We have entered into agreements with CCI III Advisors and its affiliates, whereby we agree to pay certain fees to, or reimburse certain expenses of, CCI III Advisors or its affiliates, such as acquisition and advisory fees and expenses, organization and offering costs, selling commissions, dealer manager fees and expenses, distribution and stockholder servicing fees, leasing fees and reimbursement of certain operating costs. See Note 8 — Related-Party Transactions and Arrangements to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q for a discussion of the various related-party transactions, agreements and fees.
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

Off-Balance Sheet Arrangements
As of September 30, 2017 and December 31, 2016, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Market Risk
The market risk associated with financial instruments and derivative financial instruments is the risk of loss from adverse changes in market prices or interest rates. Our market risk arises primarily from interest rate risk relating to variable rate borrowings. To meet our short and long-term liquidity requirements, we borrow funds at a combination of fixed and variable rates. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to manage our overall borrowing costs. To achieve these objectives, from time to time, we may enter into interest rate hedge contracts such as swaps, collars and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. We do not intend to hold or issue these derivative contracts for trading or speculative purposes. As of September 30, 2017, we had no interest rate hedge contracts. We do not have any foreign operations and thus we are not exposed to foreign currency fluctuations.
Interest Rate Risk
In connection with the acquisition of our property, we have obtained variable rate debt financing and are therefore exposed to changes in LIBOR. As of September 30, 2017, we had an aggregate of $20.3 million of variable rate debt outstanding under the Credit Facility, and a change of 50 basis points in interest rates would result in a change in interest expense of $101,000 per annum. In the future, we may obtain additional variable rate debt financing to fund certain property acquisitions and may be further exposed to interest rate changes. Our objectives in managing interest rate risks will be to limit the impact of interest rate changes on operations and cash flows and to lower overall borrowing costs. To achieve these objectives, we expect to borrow primarily at interest rates with the lowest margins available and, in some cases, with the ability to convert variable rates to fixed rates.
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
The factors considered in determining the credit risk of our tenants include, but are not limited to: payment history; credit status and change in status (credit ratings for public companies are used as a primary metric); change in tenant space needs (i.e., expansion/downsize); tenant financial performance; economic conditions in a specific geographic region; and industry specific credit considerations. We believe that the credit risk of our portfolio is reduced by the high quality of our existing tenant, reviews of prospective tenants’ risk profiles prior to lease execution and consistent monitoring of our portfolio to identify potential problem tenants and mitigation options.
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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of September 30, 2017 was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of September 30, 2017, were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
During the nine months ended September 30, 2017, we paid distributions of $367,000, including $92,000 through the issuance of shares pursuant to the DRIP. Net cash used in operating activities for the nine months ended September 30, 2017 was $14,000. Prior to the adoption of ASU 2017-01 in April 2017, we treated our real estate acquisition-related fees and expenses as funded by proceeds from the Offering, including proceeds from the DRIP. Therefore, for consistency, proceeds from the issuance of common stock used as a source of distributions includes the amount by which real estate acquisition-related fees and expenses have reduced net cash flows from operating activities. The distributions paid during the nine months ended September 30, 2017 were fully covered by proceeds from the Offering from the prior periods. As we did not commence principal operations until September 22, 2016, we did not pay any distributions during the nine months ended September 30, 2016.
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
On July 14, 2014, we sold 8,000 shares of common stock (later designated as Class A Shares), at $25.00 per share, to VEREIT, the indirect owner of our advisor and dealer manager. Effective as of December 30, 2015, we effected a stock split, whereby every one share of our common stock issued and outstanding was split into two and one-half shares of common stock, resulting in 20,000 Class A Shares of common stock issued and outstanding as of such date. On September 22, 2016, our Registration Statement on Form S-11 (Registration No. 333-209128) for the offering of up to $2.5 billion in shares of common stock in the primary portion of the Offering, consisting of two classes of shares, Class A Shares at a price of $10.00 per share (up to $1.25 billion in shares) and Class T Shares at a price of $9.57 per share (up to $1.25 billion in shares), subject to reduction in certain circumstances, was declared effective under the Securities Act. The Registration Statement also covers the offering of up to $1.0 billion in shares of common stock pursuant to our DRIP, under which stockholders may elect to have distributions reinvested in additional shares at a price of $9.10 per share for both Class A Shares and Class T Shares, assuming a $10.00 per Class A Share primary offering price and a $9.57 per Class T Share primary offering price. Additionally, as of September 30, 2017, we were authorized to issue 10.0 million shares of preferred stock, but had none issued or outstanding.
As of September 30, 2017, we had issued approximately 1.7 million shares of common stock in the Offering for gross offering proceeds of $16.7 million ($12.6 million in Class A Shares and $4.1 million in Class T Shares) before organization and offering costs, selling commissions and dealer manager fees of $1.1 million, out of which we paid $968,000 in selling commissions and dealer manager fees and $171,000 in organization and offering costs to CCI III Advisors or its affiliates. In addition, we pay CCC a distribution and stockholder servicing fee for Class T Shares sold in the primary portion of the Offering. Pursuant to the dealer manager agreement, the distribution and stockholder servicing fee is calculated on a daily basis in an amount equal to 1/365th of 1.0% of the purchase price per share (or, once reported, the amount of the Company’s estimated per share net asset value) of the Class T Shares sold in the primary portion of the Offering. The aggregate distribution and stockholder servicing fee for Class T Shares will not exceed an amount equal to 4.0% of the total gross offering proceeds of Class T Shares sold in the primary portion of the Offering, or a lower limit agreed upon between the Company’s dealer manager and the participating broker-dealer at the time such Class T Shares were sold. We pay the distribution and stockholder servicing fee from cash flow from operations or, if our cash flow from operations is not sufficient to pay the distribution and stockholder servicing fee, from borrowings in anticipation of future cash flow. With the net offering proceeds and indebtedness, we acquired $32.8 million in real estate and related assets and incurred acquisition costs of $765,000. As of November 9, 2017, we have sold 1.4 million Class A Shares and 558,000 Class T Shares in the Offering for gross offering proceeds of $18.5 million ($13.2 million in Class A Shares and $5.3 million in Class T Shares).
Repurchase of Shares
None.
Unregistered Sales of Equity Securities
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017 (and are numbered in accordance with Item 601 of Regulation S-K).

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

3.3	Bylaws of Cole Office & Industrial REIT (CCIT III), Inc. (Incorporated by reference to Exhibit 3.3 to the Company’s Form S-11 (File No. 333-209128), filed on January 26, 2016).
4.1	Form of Initial Subscription Agreement (Incorporated by reference to Appendix B to the Company’s Prospectus filed pursuant to Rule 424(b)(3) (File No. 333-209128), dated September 22, 2017).
4.2	Form of Additional Subscription Agreement (Incorporated by reference to Appendix C to the Company’s Prospectus filed pursuant to Rule 424(b)(3) (File No. 333-209128), dated September 22, 2017).
10.1
Letter Agreement dated September 28, 2017 by and among Cole Corporate Income Operating Partnership III, LP, JPMorgan Chase Bank, N.A., as Administrative Agent and a Lender, and KeyBank National Association, as a Lender (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 333-209128), filed September 29, 2017).

10.2
Purchase and Sale Agreement, by and between VEREIT Acquisitions, LLC and TI Investors of Columbus LLC, dated October 3, 2017 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 333-209128) filed October 26, 2017).

10.3
Assignment of Purchase Agreement, by and between VEREIT Acquisitions, LLC and Cole ID Columbus WI, LLC dated October 20, 2017 (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K (File No. 333-209128) filed October 26, 2017).

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
Date: November 13, 2017