Form 10-Q
period 2018-03-31
Cole Office & Industrial REIT (CCIT III), Inc.
filed 2018-05-14
CIK 1614976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission file number 333-209128 (1933 Act)

COLE OFFICE & INDUSTRIAL REIT (CCIT III), INC.
(Exact name of registrant as specified in its charter)

Maryland	47-0983661
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2325 East Camelback Road, 10th Floor Phoenix, Arizona 85016	(602) 778-8700
(Address of principal executive offices; zip code)	(Registrant’s telephone number, including area code)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).          Yes  ☐ No  ☒
As of May 7, 2018, there were approximately 1.8 million shares of Class A common stock and 673,000 shares of Class T common stock, par value per share of $0.01 each, of Cole Office & Industrial REIT (CCIT III), Inc. outstanding.

COLE OFFICE & INDUSTRIAL REIT (CCIT III), INC.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
COLE OFFICE & INDUSTRIAL REIT (CCIT III), INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2018	December 31, 2017
ASSETS
Real estate assets:
Land	$3,245,003	$3,245,003
Buildings and improvements	41,258,770	41,258,770
Intangible lease asset	5,101,432	5,101,432
Total real estate assets, at cost	49,605,205	49,605,205
Less: accumulated depreciation and amortization	(2,389,096)	(1,911,033)
Total real estate assets, net	47,216,109	47,694,172
Cash and cash equivalents	969,582	351,461
Rents and tenant receivables	970,182	1,018,825
Prepaid expenses	78,544	116,796
Deferred costs, net	824,263	950,978
Total assets	$50,058,680	$50,132,232
LIABILITIES AND STOCKHOLDERS’ EQUITY
Credit facility	$29,475,000	$31,975,000
Subordinate promissory note	3,200,000	1,600,000
Accrued expenses and accounts payable	567,603	853,388
Due to affiliates	215,144	278,394
Distributions payable	108,806	100,241
Deferred rental income	208,716	208,716
Total liabilities	33,775,269	35,015,739
Commitments and contingencies
Redeemable common stock	105,889	87,337
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value per share; 10,000,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.01 par value per share; 245,000,000 shares authorized, 1,586,694 and 1,436,855 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	15,867	14,369
Class T common stock, $0.01 par value per share; 245,000,000 shares authorized, 668,355 and 631,346 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	6,683	6,313
Capital in excess of par value	19,933,236	18,284,253
Accumulated distributions in excess of earnings	(3,778,264)	(3,275,779)
Total stockholders’ equity	16,177,522	15,029,156
Total liabilities, redeemable common stock, and stockholders’ equity	$50,058,680	$50,132,232
The accompanying notes are an integral part of these condensed consolidated financial statements.

COLE OFFICE & INDUSTRIAL REIT (CCIT III), INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Revenues:
Rental income	$972,002	$674,567
Tenant reimbursement income	129,692	69,937
Total revenues	1,101,694	744,504
Operating expenses:
General and administrative	205,553	146,740
Property operating	3,489	3,300
Real estate tax	126,625	66,637
Advisory fees and expenses	—	60,565
Depreciation and amortization	478,063	358,285
Total operating expenses	813,730	635,527
Operating income	287,964	108,977
Other expense:
Interest expense and other, net	(480,302)	(436,121)
Net loss	$(192,338)	$(327,144)

Class A Common Stock:
Net loss	$(124,597)	$(312,176)
Basic and diluted weighted average number of common shares outstanding	1,545,984	471,832
Basic and diluted net loss per common share	$(0.08)	$(0.66)
Distributions declared per common share	$0.15	$0.15

Class T Common Stock:
Net loss	$(67,741)	$(14,968)
Basic and diluted weighted average number of common shares outstanding	652,005	21,945
Basic and diluted net loss per common share	$(0.10)	$(0.68)
Distributions declared per common share	$0.15	$0.15
The accompanying notes are an integral part of these condensed consolidated financial statements.

COLE OFFICE & INDUSTRIAL REIT (CCIT III), INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Class A Common Stock		Class T Common Stock		Capital in Excess of Par Value	Accumulated Distributions in Excess of Earnings	Total Stockholders’ Equity
	Number of Shares	Par Value	Number of Shares	Par Value
Balance, January 1, 2018	1,436,855	$14,369	631,346	$6,313	$18,284,253	$(3,275,779)	$15,029,156
Issuance of common stock	149,839	1,498	37,009	370	1,831,521	—	1,833,389
Distributions declared	—	—	—	—	—	(310,147)	(310,147)
Commissions on stock sales and related dealer manager fees	—	—	—	—	(133,343)	—	(133,343)
Other offering costs	—	—	—	—	(18,443)	—	(18,443)
Distribution and stockholder servicing fees	—	—	—	—	(12,200)	—	(12,200)
Changes in redeemable common stock	—	—	—	—	(18,552)	—	(18,552)
Net loss	—	—	—	—	—	(192,338)	(192,338)
Balance, March 31, 2018	1,586,694	$15,867	668,355	$6,683	$19,933,236	$(3,778,264)	$16,177,522
The accompanying notes are an integral part of these condensed consolidated financial statements.

COLE OFFICE & INDUSTRIAL REIT (CCIT III), INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(192,338)	$(327,144)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization, net	478,063	358,285
Amortization of deferred financing costs	140,001	123,465
Straight-line rental income	(45,281)	(60,695)
Changes in assets and liabilities:
Rents and tenant receivables	93,924	(69,938)
Prepaid expenses and other assets	38,252	(4,238)
Accrued expenses and accounts payable	(285,785)	(34,813)
Due to affiliates	(60,302)	(28,422)
Net cash provided by (used in) operating activities	166,534	(43,500)
Cash flows from investing activities:
Net cash used in investing activities	—	—
Cash flows from financing activities:
Proceeds from issuance of common stock	1,727,500	3,681,680
Offering costs on issuance of common stock	(151,786)	(347,025)
Distribution and stockholder servicing fees paid	(15,148)	(510)
Distributions to stockholders	(195,693)	(51,693)
Repayments of credit facility	(2,500,000)	(725,000)
Proceeds from subordinate promissory note	2,200,000	—
Repayment of subordinate promissory note	(600,000)	(2,550,000)
Deferred financing costs paid	(13,286)	—
Net cash provided by financing activities	451,587	7,452
Net increase (decrease) in cash and cash equivalents	618,121	(36,048)
Cash and cash equivalents, beginning of period	351,461	605,049
Cash and cash equivalents, end of period	$969,582	$569,001

Supplemental disclosures of non-cash investing and financing activities:
Distributions declared and unpaid	$108,806	$32,265
Change in accrued distribution and stockholder servicing fees due to affiliate	$12,200	$17,447
Common stock issued through distribution reinvestment plan	$105,889	$5,257
Supplemental Cash Flow Disclosures:
Interest paid	$336,973	$280,809
The accompanying notes are an integral part of these condensed consolidated financial statements.

COLE OFFICE & INDUSTRIAL REIT (CCIT III), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018 (Unaudited)
NOTE 1 — ORGANIZATION AND BUSINESS
Cole Office & Industrial REIT (CCIT III), Inc. (the “Company”) is a Maryland corporation that was incorporated on May 22, 2014, which intends to qualify and elect to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes beginning with its taxable year ended December 31, 2017. The Company is the sole general partner of, and owns, directly or indirectly, 100% of the partnership interests in Cole Corporate Income Operating Partnership III, LP, a Delaware limited partnership.
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
In addition, as part of the Transaction, VEREIT OP and CCO Group, LLC entered into a services agreement (the “Services Agreement”) pursuant to which VEREIT OP will continue to provide certain services to CCO Group and to the Company, Cole Credit Property Trust IV, Inc. (“CCPT IV”), Cole Credit Property Trust V, Inc. (“CCPT V”), Cole Office & Industrial REIT (CCIT II), Inc. (“CCIT II”) and Cole Real Estate Income Strategy (Daily NAV), Inc. (“Cole Income NAV Strategy”) (CCPT IV, CCPT V, CCIT II, Cole Income NAV Strategy and the Company collectively, the “Cole REITs®”), including operational real estate support. VEREIT OP will continue to provide such services through March 31, 2019 (or, if later, the date of the last government filing other than a tax filing made by any of the Cole REITs with respect to its 2018 fiscal year) (the “Initial Services Term”) and will provide consulting and research services through December 31, 2023 as requested by CCO Group, LLC.
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
March 31, 2018 (Unaudited) – (Continued)

satisfied the conditions of the escrow agreement regarding the minimum offering amount under the Offering and issued 274,725 Class A Shares to VEREIT OP, resulting in gross proceeds of $2.5 million, and commenced principal operations.
As of March 31, 2018, the Company had issued approximately 2.2 million shares of common stock in the Offering for gross proceeds of $21.6 million ($15.2 million in Class A Shares and $6.4 million in Class T Shares) before organization and offering costs, selling commissions and dealer manager fees of $1.5 million. In addition, the Company has paid distribution and stockholder servicing fees for Class T Shares sold in the primary portion of the Offering of $37,000 and accrued an estimated liability for future distribution and stockholder servicing fees payable of $214,000. The Company intends to use substantially all of the net proceeds from the Offering to acquire and operate a diversified portfolio of commercial real estate assets primarily consisting of single-tenant, income-producing necessity office and industrial properties, which are leased to creditworthy tenants under long-term leases, including distribution facilities, warehouses, manufacturing plants and corporate or regional headquarters in strategic locations. The Company expects that most of its properties will be subject to “net” leases, whereby the tenant will be primarily responsible for the property’s cost of repairs, maintenance, property taxes, utilities, insurance and other operating costs. As of March 31, 2018, the Company owned two properties, comprising 391,000 rentable square feet of income-producing necessity corporate office and industrial properties located in two states. As of March 31, 2018, the rentable square feet at these properties was 100% leased.
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
Principles of Consolidation and Basis of Presentation
The condensed consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the SEC regarding interim financial reporting, including the instructions to Form 10-Q and Article 10 of Regulation S-X, and do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the statements for the interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the results for such periods. Results for these interim periods are not necessarily indicative of full year results. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2017, and related notes thereto, set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. The condensed consolidated financial statements should also be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Quarterly Report on Form 10-Q.
The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Reclassifications
Certain amounts in the Company’s prior period condensed consolidated financial statements have been reclassified to conform to the current period presentation. The Company has chosen to break out distribution and stockholder servicing fees paid from offering costs on issuance of common stock in the Company’s condensed consolidated statements of cash flows. This reclassification had no effect on previously reported totals or subtotals.
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
March 31, 2018 (Unaudited) – (Continued)

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
Recoverability of Real Estate Assets
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate assets may not be recoverable. Impairment indicators that the Company considers include, but are not limited to, bankruptcy or other credit concerns of a property’s major tenant, such as a history of late payments, rental concessions and other factors, a significant decrease in a property’s revenues due to lease terminations, vacancies, co-tenancy clauses, reduced lease rates, or other circumstances. When indicators of potential impairment are present, the Company assesses the recoverability of the assets by determining whether the carrying amount of the assets will be recovered through the undiscounted future cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying amount, the Company will adjust the real estate assets to their respective fair values and recognize an impairment loss. Generally, fair value will be determined using a discounted cash flow analysis and recent comparable sales transactions. No impairment indicators were identified and no impairment losses were recorded during the three months ended March 31, 2018 or 2017.
Assets Held for Sale
When a real estate asset is identified by the Company as held for sale, the Company will cease depreciation and amortization of the assets related to the property and estimate the fair value, net of selling costs. If, in management’s opinion, the fair value, net of selling costs, of the asset is less than the carrying amount of the asset, an adjustment to the carrying amount would be recorded to reflect the estimated fair value of the property, net of selling costs. There were no assets identified as held for sale as of March 31, 2018 or December 31, 2017.
Allocation of Purchase Price of Real Estate Assets
Upon the acquisition of real properties, the Company allocates the purchase price to acquired tangible assets, consisting of land, buildings and improvements, and to identified intangible assets and liabilities, consisting of the value of above- and below-market leases and the value of in-place leases and other intangibles, based in each case on their respective fair values. The Company utilizes independent appraisals to assist in the determination of the fair values of the tangible assets of an acquired property (which includes land and buildings). The information in the appraisal, along with any additional information available to the Company’s management, is used in estimating the amount of the purchase price that is allocated to land. Other information in the appraisal, such as building value and market rents, may be used by the Company’s management in estimating the allocation of purchase price to the building and to intangible lease assets and liabilities. The appraisal firm has no involvement in management’s allocation decisions other than providing this market information.
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
In April 2017, the Company elected to early adopt Accounting Standards Update (“ASU”) No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”), which clarifies the definition of a business by adding guidance to assist entities in evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Beginning in April 2017, all real estate acquisitions qualified as asset acquisitions, and as such, acquisition-related fees and certain acquisition-related expenses related to these asset acquisitions were capitalized and allocated to tangible and intangible assets and liabilities as described above. Prior to the adoption of ASU 2017-01 in April 2017, all of the Company’s real estate acquisitions were accounted for as business combinations, and as such, acquisition-related expenses related to these business combination acquisitions were expensed as incurred. Prior to April 2017, acquisition-

COLE OFFICE & INDUSTRIAL REIT (CCIT III), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018 (Unaudited) – (Continued)

related expenses in the Company’s condensed consolidated statements of operations primarily consisted of legal, deed transfer and other costs related to real estate purchase transactions, including costs incurred for deals that were not consummated. The Company expects its future acquisitions to qualify as asset acquisitions, and as such, the Company will allocate the purchase price to acquired tangible assets and identified intangible assets and liabilities on a relative fair value basis.
Revenue Recognition
The Company’s properties have leases where minimum rental payments increase during the term of the lease. The Company records rental income for the full term of the lease on a straight-line basis when earned and collectability is reasonably assured. When the Company acquires a property, the terms of existing leases are considered to commence as of the acquisition date for the purpose of this calculation. The Company defers the recognition of contingent rental income, such as percentage rents, until the specific target that triggers the contingent rental income is achieved. Expected reimbursements from tenants for recoverable real estate taxes and operating expenses are included in tenant reimbursement income in the period when such costs are incurred. As of January 1, 2018, the Company adopted ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which supersedes the revenue recognition requirements in Revenue Recognition, Accounting Standards Codification (“ASC”) Topic 605 and requires an entity to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company records revenue for real estate taxes and insurance reimbursed by its tenants on the leased properties with an offsetting expense in real estate taxes and property operating expenses, respectively, within the condensed consolidated statements of operations as the Company has concluded it is the primary obligor. The Company has identified its revenue streams as rental income from leasing arrangements and tenant reimbursement income, which are outside of the scope of Topic 606. The Company adopted ASU 2014-09 using the modified retrospective approach and determined it does not have a material impact on the Company’s condensed consolidated financial statements.
The Company continually reviews receivables related to rent, including any straight-line rent, and current and future operating expense reimbursements from tenants and determines collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of a receivable is uncertain, the Company will record an increase in the allowance for uncollectible accounts. As of March 31, 2018 and December 31, 2017, the Company did not have an allowance for uncollectible accounts.
Net Loss and Distributions Per Share
The Company has two classes of common stock. Accordingly, the Company utilizes the two-class method to determine its earnings per share, which results in different earnings per share for each of the classes. Under the two-class method, earnings per share of each class of common stock are computed by dividing the sum of the distributed earnings to common stockholders and undistributed earnings allocated to common stockholders by the weighted average number of shares for each class of common stock for the respective period. The distributed earnings to Class T Share common stockholders represents distributions declared less the distribution and stockholder servicing fees paid with respect to Class T Shares sold in the primary portion of the Offering. Diluted income per share, when applicable, considers the effect of any potentially dilutive share equivalents, of which the Company had none for the three months ended March 31, 2018 or 2017. Distributions per share is calculated based on the authorized daily distribution rate.
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
In February 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). The amendments in this update require that most lease obligations be recognized as a right of use asset with a corresponding liability on the balance sheet. The guidance also requires additional qualitative and quantitative disclosures to assess the amount, timing and uncertainty of cash flows arising from leases. The amendments in ASU 2016-02 are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. The guidance should be implemented for the earliest period presented using a modified retrospective approach, which includes optional practical expedients primarily focused on leases that commence before the effective date. In March 2018, the FASB voted to draft a final ASU related to the proposed amendment to Topic 842 to allow lessors the option to

COLE OFFICE & INDUSTRIAL REIT (CCIT III), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018 (Unaudited) – (Continued)

combine lease and non-lease components when certain criteria are met. The Company is currently evaluating the impact this update will have on its condensed consolidated financial statements, but does not expect the adoption of the new guidance to have a material impact on the accounting treatment of the Company’s net leases, which are the primary source of the Company’s revenues.
In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments (Subtopic 825-10) (“ASU 2016-01”). The amendments in this update require all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under the equity method of accounting or those that result in consolidation of the investee). The amendments in this update also require an entity to present separately in other comprehensive income, the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. In addition, the amendments in this update require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the condensed consolidated balance sheets or the accompanying notes to the condensed consolidated financial statements. The amendments in this update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company adopted ASU 2016-01 during the first quarter of fiscal year 2018 and determined it does not have a material impact on its condensed consolidated financial statements.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments — Credit Losses (Topic 326) (“ASU 2016-13”). ASU 2016-13 is intended to improve financial reporting requiring more timely recognition of credit losses on loans and other financial instruments that are not accounted for at fair value through net income, including loans held for investment, held-to-maturity debt securities, trade and other receivables, net investment in leases and other such commitments. ASU 2016-13 requires that financial assets measured at amortized cost be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The amendments in ASU 2016-13 require the Company to measure all expected credit losses based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the financial assets and eliminates the “incurred loss” methodology under current GAAP. ASU 2016-13 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019. Early adoption is permitted for fiscal years, and interim periods within those years, beginning after December 15, 2018. The Company is currently evaluating the impact this amendment will have on its condensed consolidated financial statements.
In February 2017, the FASB issued ASU No. 2017-05, Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets (“ASU 2017-05”), which clarifies the following: (1) nonfinancial assets within the scope of Subtopic 610-20 may include nonfinancial assets transferred within a legal entity to a counterparty; (2) an entity should allocate consideration to each distinct asset by applying the guidance in Topic 606 on allocating the transaction price to performance obligations; and (3) entities are required to derecognize a distinct nonfinancial asset or distinct in substance nonfinancial asset in a partial sale transaction when it (a) does not have (or ceases to have) a controlling financial interest in the legal entity that holds the asset in accordance with Subtopic 810 and (b) transfers control of the asset in accordance with Topic 606. The adoption of this standard may result in higher gains on the sale of partial real estate interests, including contributions of nonfinancial assets to a joint venture or other noncontrolling investee, due to recognizing the full gain when the derecognition criteria are met and recording the retained noncontrolling interest at its fair value. ASU 2017-05 is effective for annual periods, and interim periods therein, beginning after December 15, 2017. The standard is applied prospectively to sales of nonfinancial assets on or after the adoption date. The Company adopted ASU 2017-05 effective January 1, 2018 and determined it does not have a material impact on the Company’s condensed consolidated financial statements. The Company applied the standard prospectively.
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
March 31, 2018 (Unaudited) – (Continued)

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
The following describes the methods the Company uses to estimate the fair value of the Company’s financial assets and liabilities:
Credit facility and subordinate promissory note — The fair value is estimated by discounting the expected cash flows based on estimated borrowing rates available to the Company as of the measurement date. These financial instruments are valued using Level 2 inputs. As of March 31, 2018, the estimated fair value of the Company’s debt was $33.0 million, compared to the carrying value of $32.7 million. As of December 31, 2017, the estimated fair value of the Company’s debt was $33.8 million, compared to the carrying value of $33.6 million. The carrying and fair values exclude net deferred financing costs.
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
Considerable judgment is necessary to develop estimated fair values of financial assets and liabilities. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize, or be liable for, on disposition of the financial assets and liabilities. As of March 31, 2018 and December 31, 2017, there have been no transfers of financial assets or liabilities between fair value hierarchy levels.
NOTE 4 — REAL ESTATE ASSETS
During the three months ended March 31, 2018 and 2017, the Company did not acquire any properties.

COLE OFFICE & INDUSTRIAL REIT (CCIT III), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018 (Unaudited) – (Continued)

NOTE 5 — INTANGIBLE LEASE ASSETS
The Company’s intangible lease assets consisted of the following as of March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
In-place leases, net of accumulated amortization of $596,247 and $480,483, respectively
(with a weighted average life remaining of 10.5 years and 10.8 years, respectively)	$4,505,185	$4,620,949
Amortization expense for the in-place leases is included in depreciation and amortization in the accompanying condensed consolidated statements of operations. The following table summarizes the amortization expense related to the in-place lease assets for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
In-place lease amortization	$115,764	$90,557
As of March 31, 2018, the estimated amortization expense relating to the intangible lease assets for each of the five succeeding fiscal years is as follows:

Amortization Expense
In-Place Lease
Remainder of 2018	$347,294
2019	$463,058
2020	$463,058
2021	$463,058
2022	$463,058
NOTE 6 — CREDIT FACILITY AND SUBORDINATE PROMISSORY NOTE
As of March 31, 2018, the Company had $32.7 million of debt outstanding, with a weighted average interest rate of 4.3% and weighted average years to maturity of 1.4 years. The following table summarizes the debt balances as of March 31, 2018 and December 31, 2017, respectively, and the debt activity for the three months ended March 31, 2018:

		During the Three Months Ended March 31, 2018
	Balance as of December 31, 2017	Debt Issuance	Repayments	Balance as of March 31, 2018
Credit facility	$31,975,000	$—	$(2,500,000)	$29,475,000
Subordinate promissory note	1,600,000	2,200,000	(600,000)	3,200,000
Total debt	$33,575,000	$2,200,000	$(3,100,000)	$32,675,000
As of March 31, 2018, the Company had $29.5 million of debt outstanding under its secured credit facility (the “Credit Facility”) with JPMorgan Chase Bank, N.A. (“JPMorgan Chase”), as administrative agent, and the lenders under the credit agreement (as amended, the “Credit Agreement”), that provides for borrowings of up to $100.0 million in revolving loans (the “Revolving Loans”). The Revolving Loans mature on September 23, 2019; however, the Company may elect to extend the maturity date of such loans to September 23, 2021, subject to satisfying certain conditions contained in the Credit Agreement.
Depending upon the type of loan specified and overall leverage ratio, the Credit Facility bears interest at (i) the one-month, two-month, three-month or six-month London Interbank Offered Rate (“LIBOR”) multiplied by the statutory reserve rate (the “Eurodollar Rate”) plus an interest rate spread ranging from 2.20% to 2.45%; or (ii) a base rate ranging from 1.20% to 1.45%, plus the greater of: (a) JPMorgan Chase’s Prime Rate (as defined in the Credit Agreement); (b) the Federal Funds Effective Rate (as defined in the Credit Agreement) plus 0.50%; or (c) the one-month LIBOR multiplied by the statutory reserve rate plus 1.0%. As of March 31, 2018, the Revolving Loans outstanding totaled $29.5 million at a weighted average interest rate of 4.1%. The Company had $70.5 million in unused capacity, subject to borrowing availability, as of March 31, 2018.

COLE OFFICE & INDUSTRIAL REIT (CCIT III), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018 (Unaudited) – (Continued)

The Credit Agreement contains provisions with respect to covenants, events of default and remedies customary for facilities of this nature. In particular, the Credit Agreement requires the Company to maintain a minimum consolidated net worth greater than or equal to 75% of the equity issued from the date of the Credit Agreement, a leverage ratio no greater than 60%, and a fixed charge coverage ratio equal to or greater than 1.50. The Company believes it was in compliance with the financial covenants of the Credit Agreement as of March 31, 2018.
In addition, in 2016, the Company entered into a $30.0 million subordinate loan with VEREIT OP (the “Subordinate Promissory Note”). On March 28, 2017, the Company, pursuant to a modification agreement, extended the maturity date of the Subordinate Promissory Note from September 22, 2017 to September 30, 2018. The Subordinate Promissory Note bears interest at a rate per annum equal to the sum of (a) one-month LIBOR, (b) the Credit Facility Margin (as defined in the Subordinate Promissory Note modification agreement) and (c) 1.75%, with accrued interest payable monthly in arrears and principal due upon maturity on September 30, 2018. The Subordinate Promissory Note had an interest rate of 5.6% as of March 31, 2018. As of March 31, 2018, the Company had $3.2 million of debt outstanding under the Subordinate Promissory Note, which the Company expects to repay in full on or before its maturity date of September 30, 2018. In the event the Subordinate Promissory Note is not paid off on the maturity date, the loan includes default provisions. The Subordinate Promissory Note has been approved by a majority of the Company’s board of directors (including a majority of the independent directors) not otherwise interested in the transaction as fair, competitive and commercially reasonable and no less favorable to the Company than a comparable loan between unaffiliated parties under the same circumstances. As of March 31, 2018, the Company had $26.8 million available for borrowing under the Subordinate Promissory Note.
Liquidity and Financial Condition — The Company’s condensed consolidated financial statements as of March 31, 2018 and December 31, 2017, have been prepared assuming that the Company will continue its operations as a going concern. As of March 31, 2018, the Company had $3.2 million of debt outstanding under the Subordinate Promissory Note maturing on September 30, 2018. The Company believes cash on hand, net cash provided by operations and proceeds from the Offering will be sufficient to meet its obligations as they become due in the ordinary course of business for at least 12 months following the date these financial statements are issued. However, this evaluation assumes continued positive cash flows and sufficient proceeds from the Offering. The Company is in its start-up phase and dependent on raising capital to meet its capital requirements, including property acquisitions, stockholder distributions and repayment of maturing debt. In the event that cash on hand, net cash provided by operations and proceeds from the Offering are insufficient to repay the Subordinate Promissory Note, the Company has obtained a letter from its sponsor stating that it intends to provide financial support during the 2018 calendar year and through March 30, 2019, as necessary, so that the Company can satisfy its liabilities and obligations under the Subordinate Promissory Note as they become due over the next 12 months.
Maturities
The following table summarizes the scheduled aggregate principal repayments for the Company’s outstanding debt as of March 31, 2018 for each of the five succeeding fiscal years and the period thereafter:

Principal Repayments
Remainder of 2018	$3,200,000
2019	29,475,000
2020	—
2021	—
2022	—
Thereafter	—
Total	$32,675,000
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
March 31, 2018 (Unaudited) – (Continued)

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
Organization and offering expenses
All other organization and offering expenses associated with the sale of the Company’s common stock (excluding selling commissions, dealer manager fees and distribution and stockholder servicing fees) are paid by CCI III Advisors or its affiliates and are reimbursed by the Company up to 1.0% of aggregate gross offering proceeds, including proceeds from sales of shares under the DRIP. A portion of the other organization and offering expenses may be considered to be underwriting compensation. As of March 31, 2018, CCI III Advisors had paid organization and offering expenses in excess of the 1.0% of aggregate gross offering proceeds in connection with the Offering. These excess amounts were not included in the condensed consolidated financial statements of the Company because such amounts were not a liability of the Company as they exceeded 1.0% of gross proceeds from the Offering. As the Company raises additional proceeds from the Offering, these amounts may become payable.
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
March 31, 2018 (Unaudited) – (Continued)

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
Acquisition-related fees and expenses
The Company pays CCI III Advisors or its affiliates acquisition fees of up to 2.0% of: (i) the contract purchase price of each property or asset the Company acquires; (ii) the amount paid in respect of the development, construction or improvement of each asset the Company acquires; (iii) the purchase price of any loan the Company acquires; and (iv) the principal amount of any loan the Company originates. In addition, the Company reimburses CCI III Advisors or its affiliates for acquisition-related expenses incurred in the process of acquiring a property or the origination or acquisition of a loan, so long as the total acquisition fees and expenses relating to the transaction do not exceed 6.0% of the contract purchase price, unless otherwise approved by a majority of the Company’s board of directors, including a majority of the independent directors, as commercially competitive, fair and reasonable to the Company. During the three months ended March 31, 2018 and 2017, no acquisition fees or expenses were incurred for any such services provided by CCI III Advisors or its affiliates.
Advisory fees and expenses
Pursuant to the advisory agreement, the Company pays CCI III Advisors a monthly advisory fee based upon the Company’s monthly average asset value, which is equal to the following amounts: (i) an annualized rate of 0.75% paid on the Company’s average asset value that is between $0 and $2.0 billion; (ii) an annualized rate of 0.70% paid on the Company’s average asset value that is between $2.0 billion and $4.0 billion; and (iii) an annualized rate of 0.65% paid on the Company’s average asset value that is over $4.0 billion. During the three months ended March 31, 2018, these advisory fees exceeded the expense limit of the greater of 2.0% of the average invested assets or 25.0% of net income (see operating expenses below) and were not recognized in the condensed consolidated financial statements of the Company because such amounts were not contractually payable by the Company. As of March 31, 2018, $296,000 of advisory fees exceeded such expense limit. As the Company raises additional proceeds from the Offering and acquires additional properties, these amounts may become payable if future operating expenses are below the expense limits.
Operating expenses
The Company reimburses CCI III Advisors or its affiliates for the operating expenses they paid or incurred in connection with advisory and administrative services provided to the Company, subject to the limitation that the Company will not reimburse CCI III Advisors or its affiliates for any amount by which the operating expenses (including the advisory fee) at the end of the four preceding fiscal quarters exceed the greater of (i) 2.0% of average invested assets, or (ii) 25.0% of net income, excluding any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of assets for that period. The Company will not reimburse CCI III Advisors or its affiliates for compensation paid to the Company’s executive officers or employees of CCI III Advisors in connection with the services for which CCI III Advisors or its affiliates receive an acquisition fee, financing coordination fee or disposition fee. During the three months ended March 31, 2018, CCI III Advisors paid or reimbursed the Company for operating expenses in excess of the greater of 2.0% of average invested assets or 25.0% of net income, which were not recognized in the condensed consolidated financial statements of the Company because such amounts were not contractually payable by the Company. As of March 31, 2018, $968,000 of operating expenses exceeded such expense limit. As the Company raises additional proceeds from the Offering and acquires additional properties, these amounts may become payable.
Financing coordination fees
If CCI III Advisors provides services in connection with the origination, assumption or refinancing of any debt to acquire properties or to make other permitted investments, the Company will pay CCI III Advisors a financing coordination fee equal to 1.0% of the amount available and/or outstanding under such financing. However, CCI III Advisors will not be entitled to a financing coordination fee on any debt where CCI III Advisors previously received a fee unless (i) the maturity date of the refinanced debt was scheduled to occur less than one year after the date of the refinancing and the new loan has a term of at least five years or (ii) the new loan is approved by a majority of the independent directors; and provided, further, that no financing coordination fee will be paid in connection with loans advanced by an affiliate of CCI III Advisors. During the three months ended March 31, 2018 and 2017, no financing coordination fees were incurred for any such services provided by CCI III Advisors or its affiliates.

COLE OFFICE & INDUSTRIAL REIT (CCIT III), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018 (Unaudited) – (Continued)

Disposition fees
If CCI III Advisors or its affiliates provide a substantial amount of services (as determined by a majority of the Company’s independent directors) in connection with the sale of one or more properties (or the Company’s entire portfolio), the Company will pay CCI III Advisors or its affiliates a disposition fee in an amount equal to up to one-half of the real estate or brokerage commission paid by the Company to third parties on the sale of such properties, not to exceed 1.0% of the contract price of the properties sold; provided, however, in no event may the total disposition fees paid to CCI III Advisors, its affiliates, and unaffiliated third parties, exceed the lesser of the customary competitive real estate commission or an amount equal to 6.0% of the contract sales price. In addition, if CCI III Advisors or its affiliates provides a substantial amount of services (as determined by a majority of the Company’s independent directors) in connection with the sale of one or more assets other than properties, the Company may separately compensate CCI III Advisors or its affiliates at such rates and in such amounts as the Company’s board of directors, including a majority of the independent directors, and CCI III Advisors agree upon, not to exceed an amount equal to 1.0% of the contract price of the assets sold. During the three months ended March 31, 2018 and 2017, no disposition fees were incurred for any such services provided by CCI III Advisors or its affiliates.
Subordinated performance fees
The Company will pay a subordinated performance fee under one of the following alternative events: (1) if the Company’s shares are listed on a national securities exchange, CCI III Advisors, or its affiliates, will be entitled to a subordinated performance fee equal to 15.0% of the amount, if any, by which (i) the market value of the Company’s outstanding stock plus distributions paid by the Company prior to listing, exceeds (ii) the sum of the total amount of capital raised from stockholders and the amount of distributions necessary to generate a 6.0% annual cumulative, non-compounded return to stockholders; (2) if the Company is sold or its assets are liquidated, CCI III Advisors will be entitled to a subordinated performance fee equal to 15.0% of the net sale proceeds remaining after stockholders have received, from regular distributions plus special distributions paid from proceeds of such sale, a return of their net capital invested and a 6.0% annual cumulative, non-compounded return; or (3) upon termination of the advisory agreement, CCI III Advisors may be entitled to a subordinated performance fee similar to the fee to which it would have been entitled had the portfolio been liquidated (based on an independent appraised value of the portfolio) on the date of termination. During the three months ended March 31, 2018 and 2017, no subordinated performance fees were incurred related to any such events.
The Company incurred commissions, fees and expense reimbursements as shown in the table below for services provided by CCI III Advisors and its affiliates related to the services described above during the periods indicated:

	Three Months Ended March 31,
	2018	2017
Selling commissions	$98,575	$209,470
Dealer manager fees	$34,768	$111,444
Distribution and stockholder servicing fees(1)	$15,148	$18
Organization and offering costs	$18,443	$37,201
Advisory fees	$—	$60,565
______________________

(1)
Amounts are calculated for the respective period in accordance with the dealer manager agreement and exclude the estimated liability for future distribution and stockholder servicing fees payable to CCO Capital of $214,000, which is included in due to affiliates in the condensed consolidated balance sheets with a corresponding decrease to capital in excess of par value.

Services Agreement
Pursuant to the Services Agreement, VEREIT OP, which is affiliated with one of the Company’s directors, will continue to provide certain services to CCO Group and to the Company, including operational real estate support. The Company is not a party to the Services Agreement. See Note 9 — Economic Dependency for a discussion of the Services Agreement.

COLE OFFICE & INDUSTRIAL REIT (CCIT III), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018 (Unaudited) – (Continued)

Due to/from Affiliates
As of March 31, 2018 and December 31, 2017, $215,000 and $278,000, respectively, was recorded for services and expenses incurred, but not yet reimbursed, to CCI III Advisors or its affiliates. The amounts are primarily for future distribution and stockholder servicing fees, operating expenses, and interest expense. The Company incurred $28,000 and $262,000, respectively, of interest expense related to the Subordinate Promissory Note during the three months ended March 31, 2018 and the year ended December 31, 2017, of which $16,000 and $10,000, respectively, in interest had been incurred but not yet paid. This amount was included in accrued expenses and accounts payable as of March 31, 2018 and due to affiliates as of December 31, 2017 in the condensed consolidated balance sheets for such periods.
As of December 31, 2017, $1,000 was due from CCI III Advisors or its affiliates related to amounts received by affiliates of the advisor which were due to the Company. No such amounts were due from CCI III Advisors or its affiliates as of March 31, 2018.
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

COLE OFFICE & INDUSTRIAL REIT (CCIT III), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018 (Unaudited) – (Continued)

NOTE 10 — OPERATING LEASES
The Company’s real estate assets are leased to tenants under operating leases for which the terms and expirations vary. As of March 31, 2018, the leases had a remaining weighted-average lease term of 10.4 years. The leases include provisions to extend the lease term, options for early termination after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other negotiated terms and conditions. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to the tenants.
The future minimum rental income from the Company’s real estate assets under the non-cancelable operating leases, assuming no exercise of renewal options, as of March 31, 2018, was as follows:

Future Minimum Rental Income
Remainder of 2018	$2,861,706
2019	3,808,708
2020	3,878,462
2021	3,756,969
2022	3,829,450
Thereafter	22,784,446
Total	$40,919,741
NOTE 11 — SUBSEQUENT EVENTS
The following events occurred subsequent to March 31, 2018:
Credit Facility and Subordinate Promissory Note
Subsequent to March 31, 2018, the Company repaid $2.2 million on the amount outstanding under the Subordinate Promissory Note. As a result of this repayment, the Company had $29.5 million and $1.0 million, respectively, outstanding under the Credit Facility and the Subordinate Promissory Note.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the accompanying condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. We make statements in this section that are forward-looking statements within the meaning of the federal securities laws. Certain risks may cause our actual results, performance or achievements to differ materially from those expressed or implied by the following discussion. For a complete discussion of such risk factors, see Item 1A — Risk Factors of this Quarterly Report on Form 10-Q and the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. Capitalized terms used herein, but not otherwise defined, shall have the meaning ascribed to those terms in “Part I — Financial Information” of this Quarterly Report on Form 10-Q, including the notes to the condensed consolidated financial statements contained therein, and the terms “we,” “us,” “our” and the “Company” refer to Cole Office & Industrial REIT (CCIT III), Inc.
Forward-Looking Statements
This Quarterly Report on Form 10-Q includes “forward-looking statements” (within the meaning of the federal securities laws, Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that reflect our expectations and projections about our future results, performance, prospects and opportunities. We have attempted to identify these forward-looking statements by the use of words such as “may,” “will,” “seek,” “expects,” “anticipates,” “believes,” “targets,” “intends,” “should,” “estimates,” “could,” “continue,” “assume,” “projects,” “plans” or similar expressions. These forward-looking statements are based on information currently available to us and are subject to a number of known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, among other things, those discussed below. We intend for all such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act, as applicable by law. We do not undertake to publicly update or revise any forward-looking statements, whether as a result of changes in underlying assumptions or new information, future events or otherwise, except as may be required to satisfy our obligations under federal securities law. The forward-looking statements should be read in light of the risk factors identified in Item 1A — Risk Factors of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2017.
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
Overview
We were formed on May 22, 2014 and intend to qualify and elect to be taxed as a REIT for federal income tax purposes beginning with our taxable year ended December 31, 2017. We commenced our principal operations on September 22, 2016 when we satisfied the conditions of the escrow agreement regarding the minimum offering requirement and issued approximately 275,000 shares of common stock in the Offering. We have no paid employees and are externally advised and managed by CCI III Advisors. On February 1, 2018, the Transaction, as discussed in Note 1 — Organization and Business to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q, was completed. As a result of the Transaction, CIM indirectly owns and/or controls CCI III Advisors; our dealer manager, CCO Capital; our property manager, CREI Advisors; and CCO Group.
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
Our operating results and cash flows are primarily influenced by rental income from our commercial properties, interest expense on our indebtedness, and acquisition and operating expenses. Rental income accounted for 88% and 91% of total revenue for the three months ended March 31, 2018 and 2017, respectively. As 100% of our rentable square feet was under lease as of March 31, 2018, with a weighted average remaining lease term of 10.4 years, we believe our exposure to changes in commercial rental rates on our portfolio is substantially mitigated, except for vacancies caused by tenant bankruptcies or other factors. Our advisor regularly monitors the creditworthiness of each of our tenants by reviewing each tenant’s financial results, credit rating agency reports, when available, on the tenant or guarantor, the operating history of the property with such tenant, the tenant’s market share and track record within its industry segment, the general health and outlook of the tenant’s industry segment, and other information for changes and possible trends. If our advisor identifies significant changes or trends that may adversely affect the creditworthiness of a tenant, it will gather a more in-depth knowledge of the tenant’s financial condition and, if necessary, attempt to mitigate the tenant credit risk by evaluating the possible sale of the property, or identifying a possible replacement tenant should the current tenant fail to perform on the lease.
Portfolio Information
As of March 31, 2018, we owned two properties comprising approximately 391,000 rentable square feet of income-producing necessity corporate office and industrial space located in two states, which were 100% leased and had a weighted average remaining lease term of 10.4 years. As we have only acquired two properties, a discussion of same store sales is not considered meaningful and as such is not included in the results of operations.
Results of Operations
Our results of operations are influenced by the timing of our acquisitions and the operating performance of our real estate assets. The following table provides summary information about our results of operations for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,		2018 vs 2017 Increase (Decrease)
	2018	2017
Total revenues	$1,101,694	$744,504	$357,190
General and administrative expenses	$205,553	$146,740	$58,813
Property operating expenses	$3,489	$3,300	$189
Real estate tax expenses	$126,625	$66,637	$59,988
Advisory fees and expenses	$—	$60,565	$(60,565)
Depreciation and amortization	$478,063	$358,285	$119,778
Operating income	$287,964	$108,977	$178,987
Interest expense and other, net	$(480,302)	$(436,121)	$(44,181)
Net loss	$(192,338)	$(327,144)	$(134,806)
Revenues
Our revenue consists primarily of rental and other property income from net leased commercial properties. We also incur certain operating expenses that are subject to reimbursement by our tenants, which results in tenant reimbursement income.
The increase in revenue of $357,000 during the three months ended March 31, 2018, as compared to the same period in 2017, was primarily due to the acquisition of one additional rental income-producing property acquired subsequent to the three months ended March 31, 2017. Rental and other property income from net leased commercial properties accounted for 88% and 91% of our total revenues for the three months ended March 31, 2018 and 2017, respectively. We also paid certain operating expenses subject to reimbursement by our tenants, which resulted in $130,000 in tenant reimbursement income during the three months ended March 31, 2018, compared to $70,000 of tenant reimbursement income during the three months ended March 31, 2017.
General and Administrative Expenses
The primary general and administrative expense items are unused fees on the Credit Facility, board of directors costs, accounting and legal fees and professional fees.
The increase in general and administrative expenses of $59,000 for the three months ended March 31, 2018, as compared to the same period in 2017, was primarily due to increases in bank fees, insurance costs, board of directors costs, accounting, audit and legal fees.

Property Operating Expenses
Property operating expenses such as property repairs, maintenance and property-related insurance include both reimbursable and non-reimbursable property expenses. We are reimbursed by tenants for certain property operating expenses in accordance with the respective lease agreements.
There was no change in property operating expenses for the three months ended March 31, 2018, as compared to the same period in 2017.
Real Estate Tax Expenses
The increase in real estate tax expenses of $60,000 for the three months ended March 31, 2018, as compared to the same period in 2017, was primarily due to real estate taxes incurred on one additional rental income-producing property acquired subsequent to March 31, 2017.
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
The decrease in advisory fees and expenses of $61,000 for the three months ended March 31, 2018, as compared to the same period in 2017, was primarily due to our expenses exceeding the greater of 2.0% of our average invested assets or 25.0% of net income and therefore such excess amount was not recognized and payable; see Note 8 — Related-Party Transactions and Arrangements to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q. Additionally, we may be required to reimburse certain expenses incurred by CCI III Advisors in providing such advisory services, subject to limitations as set forth in the advisory agreement.
Depreciation and Amortization
The increase in depreciation and amortization expenses of $120,000 for the three months ended March 31, 2018, as compared to the same period in 2017, was primarily due to the acquisition of one additional rental income-producing property subsequent to the three months ended March 31, 2017.
Interest Expense and Other, Net
The increase in interest expense and other, net of $44,000 during the three months ended March 31, 2018, as compared to the same period in 2017, was primarily due to an increase in our average aggregate amount of debt outstanding from $27.6 million during the three months ended March 31, 2017 to $32.8 million for the three months ended March 31, 2018.
Distributions
Our board of directors authorized a daily distribution, based on 365 days in the calendar year, of $0.001643836 per Class A Share for stockholders of record of such class of shares as of the close of business on each day of the period commencing on January 1, 2018 and ending on September 30, 2018. Our board of directors authorized a daily distribution on Class T Shares for stockholders of record of such class of shares as of the close of business on each day of the period commencing on January 1, 2018 and ending on September 30, 2018 equal to $0.001643836 per Class T Share, less the per share distribution and stockholder servicing fees that are payable with respect to the Class T Shares (as calculated on a daily basis). As of March 31, 2018, the Company had distributions payable of $109,000.
During the three months ended March 31, 2018 and 2017, we paid distributions of $302,000 and $57,000, respectively, including $106,000 and $5,000, respectively, through the issuance of shares pursuant to the DRIP. Net cash provided by operating activities for the three months ended March 31, 2018 was $166,000. Net cash used in operating activities for the three months ended March 31, 2017 was $44,000. Prior to the adoption of ASU 2017-01 in April 2017, we treated our real estate acquisition-related fees and expenses as funded by proceeds from the Offering, including proceeds from the DRIP. Therefore, for consistency, proceeds from the issuance of common stock used as a source of distributions for the three months ended March 31, 2017 includes the amount by which real estate acquisition-related fees and expenses have reduced net cash flows from operating activities of $765,000. Our distributions for the three months ended March 31, 2018, including shares issued pursuant to the DRIP, were funded by cash flows from operating activities of $166,000, or 55%, and proceeds from the Offering from prior periods of $136,000, or 45%. Our distributions for the three months ended March 31, 2017 were fully covered by proceeds from the Offering from prior periods.

Share Redemptions
Our share redemption program permits our stockholders to sell their shares back to us after they have held them for at least one year, subject to certain conditions and limitations. We may waive the one-year holding period requirement upon request due to a stockholder’s death or bankruptcy or other exigent circumstances as determined by our advisor. In addition, our board of directors may choose to amend the terms of, suspend or terminate our share redemption program at any time upon 30 days’ notice. Funding for the redemption of shares will generally be limited to the net proceeds we receive from the sale of shares under the DRIP, net of shares redeemed to date. We will not redeem in excess of 5.0% of the weighted average number of shares outstanding during the trailing 12 months prior to the end of the fiscal quarter for which the redemptions are being paid. In addition, we will generally limit quarterly redemptions to approximately 1.25% of the weighted average number of shares outstanding during the trailing 12-month period ending on the last day of the fiscal quarter for which the redemptions are being paid, and to the net proceeds we receive from the sale of shares in the respective quarter under the DRIP. In addition, our board of directors may choose to amend the terms of, suspend or terminate our share redemption program at any time upon 30 days’ notice. We will not redeem in excess of 5.0% of the weighted average number of shares outstanding during the trailing 12 months prior to the end of the fiscal quarter for which the redemptions are being paid. Any of the foregoing limits might prevent us from accommodating all redemption requests made in any fiscal quarter or in any 12-month period. As of March 31, 2018, we did not receive any requests for redemptions under our share redemption program.
Liquidity and Capital Resources
General
We expect to utilize funds from the Offering and future proceeds from secured or unsecured financing to complete future property acquisitions and for general corporate uses. Our operating cash flows will primarily be provided by the rental income received from leased properties. As of March 31, 2018, we had raised $21.6 million of gross proceeds from the Offering before organization and offering costs, selling commissions and dealer manager fees of $1.5 million.
Our Credit Facility and Subordinate Promissory Note provide for aggregate borrowings of up to $130.0 million. As of March 31, 2018, we had $97.3 million in unused capacity, subject to borrowing availability. As of March 31, 2018, we also had cash and cash equivalents of $970,000.
Short-term Liquidity and Capital Resources
We expect our operating cash flows to increase as we continue to acquire properties. On a short-term basis, our principal demands for funds will be for the acquisition of real estate assets and the payment of acquisition-related fees and expenses, operating expenses, distributions to stockholders and interest and principal on current and any future debt financings. We expect to meet our short-term liquidity requirements through net cash flows provided by operations and proceeds from the Offering, as well as secured or unsecured borrowings from banks and other lenders to finance our future acquisitions. As of March 31, 2018, we had $3.2 million of debt outstanding under the Subordinate Promissory Note maturing on September 30, 2018. We believe our cash on hand, net cash provided by operations and proceeds from the Offering will be sufficient to meet our obligations as they become due in the ordinary course of business for at least 12 months following the date these financial statements are issued. However, this evaluation assumes continued positive cash flows and sufficient proceeds from the Offering. We are in our start-up phase and are dependent on raising capital to meet our capital requirements, including for property acquisitions, stockholder distributions and repayment of maturing debt. In the event that cash on hand, net cash provided by operations and proceeds from the Offering are insufficient to repay the Subordinate Promissory Note, we have obtained a letter from our sponsor stating that it intends to provide financial support during the 2018 calendar year and through March 30, 2019, as necessary, so that we can satisfy our liabilities and obligations under the Subordinate Promissory Note as they become due over the next 12 months.
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
Contractual Obligations
As of March 31, 2018, we had $32.7 million of debt outstanding, with a weighted average interest rate of 4.3%. See Note 6 — Credit Facility and Subordinate Promissory Note to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q for certain terms of our debt outstanding.
Our contractual obligations as of March 31, 2018 were as follows:

	Payments due by period (1)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Principal payments – credit facility	$29,475,000	$—	$29,475,000	$—	$—
Interest payments – credit facility(2)	1,791,192	1,208,475	582,717	—	—
Principal payments – subordinate promissory note	3,200,000	3,200,000	—	—	—
Interest payments – subordinate promissory note (3)	89,845	89,845	—	—	—
Total	$34,556,037	$4,498,320	$30,057,717	$—	$—
______________________

(1)	The table does not include amounts due to CCI III Advisors or its affiliates pursuant to our advisory agreement because such amounts are not fixed and determinable.

(2)	Payment obligations for the Revolving Loans are based on a weighted interest rate of 4.1% as of March 31, 2018.

(3)	Payment obligations for the Subordinate Promissory Note are based on the interest rate in effect as of March 31, 2018 of 5.6% and reflect a maturity date of September 30, 2018.
We expect to incur additional borrowings in the future to acquire additional properties and other real estate-related assets. There is no limitation on the amount we may borrow against any single improved property. Our borrowings will not exceed 75% of the cost of our gross assets (or 300% of net assets) as of the date of any borrowing, which is the maximum level of indebtedness permitted under the North American Securities Administrators Association Statement of Policy Regarding Real Estate Investment Trusts; however, we may exceed that limit if approved by a majority of our independent directors and disclosed to our stockholders in the next quarterly report along with justification for such excess borrowing. Our board of directors has adopted a policy to further limit our borrowings to 60% of the greater of cost (before deducting depreciation or other non-cash reserves) or fair market value of our gross assets, unless the excess borrowing is approved by a majority of our independent directors and disclosed to our stockholders in the next quarterly report along with the justification for such excess borrowing.
As of March 31, 2018, our ratio of debt to the cost (before deducting depreciation or other non-cash reserves) of our gross real assets was 65.9%, which exceeded the 60% limitation. A majority of our board of directors (including a majority of the independent directors) determined that, as a general policy, borrowing in excess of the 60% limitation is justified and in the best interests of us and our stockholders during our capital raising stage and further that borrowing in excess of the 75% limitation is justified and in the best interests of our stockholders until September 30, 2018, and may be extended or re-approved by our board of directors and our independent directors from time to time. The independent directors believe such borrowing levels are justified for the following reasons:

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

Our management reviews net debt as part of its management of our overall liquidity, financial flexibility, capital structure and leverage, and we therefore believe that the presentation of net debt provides useful information to stockholders. Net debt is a non-GAAP measure used to show our outstanding principal debt balance, excluding certain GAAP adjustments, such as premiums or discounts, less all cash and cash equivalents. As of March 31, 2018, our net debt leverage ratio, which is the ratio of net debt to total gross real estate assets net of gross intangible lease liabilities, if applicable, was 63.9%.
The following table provides a reconciliation of the Credit Facility and Subordinate Promissory Note balance, as reported on our condensed consolidated balance sheet, to net debt as of March 31, 2018:

Balance as of March 31, 2018
Credit facility and subordinate promissory note due to affiliate	$32,675,000
Less: Cash and cash equivalents	(969,582)
Net debt	$31,705,418
Gross real estate asset	$49,605,205
Net debt leverage ratio	63.9%
Cash Flow Analysis
Operating Activities. Net cash provided by operating activities increased $210,000 to $166,000 for the three months ended March 31, 2018, compared to net cash used in operating activities of $44,000 for the three months ended March 31, 2017. The increase was primarily due to the acquisition of one additional rental income-producing property subsequent to March 31, 2017, resulting in net income before non-cash adjustments for depreciation, amortization or intangibles, and amortization of deferred financing costs increasing by $271,000, and a net decrease in working capital accounts of $76,000, offset by an increase in straight-line rental income of $15,000. See “ — Results of Operations” for a more complete discussion of the factors impacting our operating performance.
Financing Activities. Net cash provided by financing activities increased $444,000 to $451,000 for the three months ended March 31, 2018, compared to $7,000 for the three months ended March 31, 2017. This increase is primarily due to the net borrowings on the Subordinate Promissory Note and Credit Facility of $2.4 million offset by a decrease in our net proceeds from issuance of common stock of $1.8 million, an increase in distributions to stockholders of $144,000 and deferred financing costs of $13,000.
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
If we do not elect to be taxed as a REIT, or if we otherwise fail to qualify as a REIT for any reason in a taxable year and applicable relief provisions do not apply, we will be subject to tax on our taxable income, if any, at regular corporate rates. We will not be able to deduct distributions paid to our stockholders in any year in which we elect not to be taxed or fail to qualify as a REIT. If we elect to be taxed and fail to qualify as a REIT in any taxable year, we also will be disqualified for the four taxable years following the year during which qualification is lost, unless we are entitled to relief under specific statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders. However, we intend to be organized and operate in such a manner as to qualify as a REIT for federal income tax purposes for the year ended December 31, 2017. As such, no provision for federal income taxes has been made in our accompanying condensed consolidated financial statements. We are subject to certain state and local taxes related to the operations of properties in certain locations, which have been provided for in our accompanying condensed consolidated financial statements.
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
A complete description of such policies and our considerations is contained in our Annual Report on Form 10-K for the year ended December 31, 2017. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2017 and related notes thereto.
Related-Party Transactions and Agreements
We have entered into agreements with CCI III Advisors and its affiliates, whereby we agree to pay certain fees to, or reimburse certain expenses of, CCI III Advisors or its affiliates, such as acquisition and advisory fees and expenses, organization and offering costs, selling commissions, dealer manager fees and expenses, distribution and stockholder servicing fees, leasing fees and reimbursement of certain operating costs. In addition, pursuant to the Services Agreement, VEREIT OP, which is affiliated with one of our directors, will continue to provide certain services to CCO Group and to us, including operational real estate support. We are not a party to the Services Agreement. See Note 8 — Related-Party Transactions and Arrangements to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q for a discussion of the various related-party transactions, agreements and fees.
Conflicts of Interest
Richard S. Ressler, our chief executive officer, president and one of our directors, who is a founder and principal of CIM, as well as a director of CCPT IV and Cole Income NAV Strategy, and Nathan D. DeBacker, our chief financial officer and treasurer, act as executive officers and/or a director of one or more other programs sponsored by CCO Group. One of our directors, W. Brian Kretzmer, also serves as a director of CCPT IV and Cole Income NAV Strategy. Similarly, Glenn J. Rufrano, one of our directors, serves as a director of CCPT V, CCIT II and Cole Income NAV Strategy, as well as chief executive officer and a director of VEREIT, Inc., the parent company of VEREIT OP, who provides certain services to us and our advisor through the Services Agreement. In addition, certain affiliates of CCI III Advisors act as advisors to CCPT IV, CCPT V, CCIT II, Cole Income NAV Strategy and/or other real estate offerings in registration, all of which are or intend to be public, non-listed REITs offered, distributed and/or sponsored by affiliates of CCI III Advisors. As such, there may be conflicts of interest where CCI III Advisors or its affiliates, while serving in the capacity as sponsor, general partner, officer, director, key personnel and/or advisor for VEREIT or another real estate program sponsored by CCO Group, including other real estate offerings in registration, may be in conflict with us in connection with providing services to other real estate-related programs related to property acquisitions, property dispositions, and property management among others. The compensation arrangements between affiliates of CCI III Advisors and these other real estate programs sponsored or operated by CCO Group could influence the advice provided to us. See Part I, Item 1. Business — Conflicts of Interest in our Annual Report on Form 10-K for the year ended December 31, 2017.
Off-Balance Sheet Arrangements
As of March 31, 2018 and December 31, 2017, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Market Risk
The market risk associated with financial instruments and derivative financial instruments is the risk of loss from adverse changes in market prices or interest rates. Our market risk arises primarily from interest rate risk relating to variable rate borrowings. To meet our short and long-term liquidity requirements, we borrow funds at a combination of fixed and variable rates. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to manage our overall borrowing costs. To achieve these objectives, from time to time, we may enter into interest rate hedge contracts such as swaps, collars and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. We do not intend to hold or issue these derivative contracts for trading or speculative purposes. As of March 31, 2018, we had no interest rate hedge contracts. We do not have any foreign operations and thus we are not exposed to foreign currency fluctuations.
Interest Rate Risk
In connection with the acquisition of our properties, we have obtained variable rate debt financing and are therefore exposed to changes in LIBOR. As of March 31, 2018, we had an aggregate of $32.7 million of variable rate debt outstanding under the Subordinate Promissory Note and the Credit Facility, and a change of 50 basis points in interest rates would result in a change in interest expense of $163,000 per annum. In the future, we may obtain additional variable rate debt financing to fund certain property acquisitions and may be further exposed to interest rate changes. Our objectives in managing interest rate risks will be to limit the impact of interest rate changes on operations and cash flows and to lower overall borrowing costs. To achieve these objectives, we expect to borrow primarily at interest rates with the lowest margins available and, in some cases, with the ability to convert variable rates to fixed rates.
Credit Risk
Concentrations of credit risk arise when a number of tenants are engaged in similar business activities, or activities in the same geographic region, or have similar economic features that would cause their ability to meet contractual obligations, including those to us, to be similarly affected by changes in economic conditions. We are subject to tenant, geographic and industry concentrations. Any downturn of the economic conditions in one or more of these future tenants, states or industries could result in a material reduction of our cash flows or material losses to us.
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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of March 31, 2018 was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of March 31, 2018, were effective at a reasonable assurance level.
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
In the ordinary course of business, we may become subject to litigation or claims. We are not aware of any material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we are a party or to which our properties are the subject.

Item 1A.	Risk Factors
Except as set forth below, there have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2017.
We have paid, and may continue to pay, some or all of our distributions from sources other than cash flows from operations, including borrowings, proceeds from asset sales or the sale of our securities, which may reduce the amount of capital we ultimately deploy in our real estate operations and may negatively impact the value of our common stock.
To the extent that cash flows from operations has been or is insufficient to fully cover our distributions to our stockholders, we have paid, and may continue to pay, some or all of our distributions from sources other than cash flows from operations. Such sources may include borrowings, proceeds from asset sales or the sale of our securities. We have no limits on the amounts we may use to pay distributions from sources other than cash flow from operations. The payment of distributions from sources other than cash provided by operating activities may reduce the amount of proceeds available for acquisitions and operations or cause us to incur additional interest expense as a result of borrowed funds, and may cause subsequent holders of our common stock to experience dilution. This may negatively impact the value of our common stock.
During the three months ended March 31, 2018, we paid distributions of $302,000, including $106,000 through the issuance of shares pursuant to the DRIP. Net cash used in operating activities for the three months ended March 31, 2018 was $166,000. Prior to the adoption of ASU 2017-01 in April 2017, we treated our real estate acquisition-related fees and expenses as funded by proceeds from the Offering, including proceeds from the DRIP. Therefore, for consistency, proceeds from the issuance of common stock used as a source of distributions includes the amount by which real estate acquisition-related fees and expenses have reduced net cash flows from operating activities. The distributions paid during the three months ended March 31, 2018 were funded by cash flows from operating activities of $166,000, or 55%, and proceeds from the Offering from prior periods of $136,000, or 45%. The distributions paid during the three months ended March 31, 2017 were fully covered by cash flows from operations in excess of distributions from prior periods.
During the year ended December 31, 2017, we paid distributions of $628,000, including $180,000 through the issuance of shares pursuant to the DRIP. Net cash provided by operating activities for the year ended December 31, 2017 was $534,000. Prior to the adoption of ASU 2017-01, which clarifies the definition of a business by adding guidance to assist entities in evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses in April 2017, we treated our real estate acquisition-related fees and expenses as funded by proceeds from the Offering, including proceeds from the DRIP. Therefore, for consistency, proceeds from the issuance of common stock used as a source of distributions includes the amount by which real estate acquisition-related fees and expenses have reduced net cash flows from operating activities. The distributions paid during the year ended December 31, 2017 were funded by cash flows from operating activities of $534,000, or 85%, and proceeds from the Offering from prior periods of $94,000, or 15%.
The U.S. Department of Labor has issued a final regulation revising the definition of “fiduciary” and the scope of “investment advice” under the Employee Retirement Income Security Act (“ERISA”), which may have a negative impact on our ability to raise capital.
On April 8, 2016, the U.S. Department of Labor issued a final regulation relating to the definition of a fiduciary under ERISA and Section 4975 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). The final regulation broadens the definition of fiduciary by expanding the range of activities that would be considered to be fiduciary investment advice under ERISA and is accompanied by new and revised prohibited transaction exemptions relating to investments by employee benefit plans subject to Title I of ERISA or retirement plans or accounts subject to Section 4975 of the Internal Revenue Code (including IRAs). Under the new regulation, a person is a fiduciary if the person receives compensation for providing advice (a “recommendation” or “communication that would reasonably be viewed as a suggestion that the recipient engage in or refrain from taking a particular course of action”) with the understanding it is based on the particular needs of the person being advised or that it is directed to a specific plan sponsor, plan participant, or IRA owner. Such decisions can include, but are not limited to, what assets to purchase or sell and whether to rollover from an employment-based plan to an IRA. The fiduciary can be a broker, registered investment adviser or other type of adviser, some of which are subject to federal securities laws and some of which are not. The final regulation and the related exemptions were expected to become applicable for investment transactions on and after April 10, 2017, but generally would not apply to purchases of our shares before the final regulation becomes applicable. However, on February 3, 2017, the President of the United States asked for additional review of this regulation. In response, on March 2, 2017, the U.S. Department of Labor published a notice seeking public comments on, among other things, a proposal to adopt a 60-day delay of the April 10 applicability date of the final regulation. On April 7, 2017, the U.S. Department of Labor published a final rule extending the applicability date of the final regulation to June 9, 2017. However, certain requirements and exemptions under the regulation are implemented through a phased-in approach, and on November 27, 2017, the U.S. Department of Labor further delayed the implementation of certain requirements and exemptions until July 1, 2019. On March 15, 2018, the U.S. Court of Appeals for the Fifth Circuit issued a decision vacating the final regulation in its entirety, including the expanded definition of “investment advice fiduciary” and the associated exemptions. On May 7, 2018, the U.S. Department of Labor announced a new temporary enforcement policy which provides that the U.S. Department of Labor “will not pursue prohibited transactions claims against investment advice fiduciaries who are working diligently and in good faith to comply with the impartial conduct standards for transactions that would have been exempted” under the final regulation, although institutions who prefer to rely upon the new compliance structures under the final regulation are permitted to do so. Therefore, the U.S. Department of Labor has not withdrawn the final regulation at this time as a result of the Fifth Circuit’s decision, and it is unclear what the U.S. Department of Labor will do in the future with respect to the final regulation. The U.S. Department of Labor could, among other things, seek review by the U.S. Supreme Court or further revise or withdraw the final regulation.
On April 18, 2018, the SEC issued proposed rules and interpretations of existing rules designed to enhance the quality and transparency of investors’ relationships with investment advisers and broker-dealers while preserving access to a variety of types of advice relationships and investment products. There is no guarantee that the SEC will issue final rules in this regard or that such final rules, if adopted, will not be drastically different from the proposed rules.
The final regulation, the accompanying exemptions and the SEC’s proposed rules are complex and may be subject to further revision or withdrawal. Plan fiduciaries and the beneficial owners of IRAs are urged to consult with their own advisors regarding the impact of the final regulations and the SEC’s proposed rules on purchasing and holding interests in the Company. The final regulation and the SEC’s proposed rules could have negative implications on our ability to raise capital from potential investors, including those investing through IRAs.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
On September 22, 2016, our Registration Statement on Form S-11 (Registration No. 333-209128) for the offering of up to $2.5 billion in shares of common stock in the primary portion of the Offering, consisting of two classes of shares, Class A Shares at a price of $10.00 per share (up to $1.25 billion in shares) and Class T Shares at a price of $9.57 per share (up to $1.25 billion in shares), subject to reduction in certain circumstances, was declared effective under the Securities Act. The Registration Statement also covers the offering of up to $1.0 billion in shares of common stock pursuant to our DRIP, under which stockholders may elect to have distributions reinvested in additional shares at a price of $9.10 per share for both Class A Shares and Class T Shares, assuming a $10.00 per Class A Share primary offering price and a $9.57 per Class T Share primary offering price. Additionally, as of March 31, 2018, we were authorized to issue 10.0 million shares of preferred stock, but had none issued or outstanding.
As of March 31, 2018, we had issued approximately 2.2 million shares of common stock in the Offering for gross offering proceeds of $21.6 million ($15.2 million in Class A Shares and $6.4 million in Class T Shares) before organization and offering costs, selling commissions and dealer manager fees of $1.5 million, out of which we paid $1.3 million in selling commissions and dealer manager fees and $220,000 in organization and offering costs to CCI III Advisors or its affiliates. In addition, we pay CCO Capital a distribution and stockholder servicing fee for Class T Shares sold in the primary portion of the Offering. Pursuant to the dealer manager agreement, the distribution and stockholder servicing fee is calculated on a daily basis in an amount equal to 1/365th of 1.0% of the purchase price per share (or, once reported, the amount of the Company’s estimated per share net asset value) of the Class T Shares sold in the primary portion of the Offering. The aggregate distribution and stockholder servicing fee for Class T Shares will not exceed an amount equal to 4.0% of the total gross offering proceeds of Class T Shares sold in the primary portion of the Offering, or a lower limit agreed upon between the Company’s dealer manager and the participating broker-dealer at the time such Class T Shares were sold. We pay the distribution and stockholder servicing fee from cash flow from operations or, if our cash flow from operations is not sufficient to pay the distribution and stockholder servicing fee, from borrowings in anticipation of future cash flow. With the net offering proceeds and indebtedness, we acquired $49.6 million in real estate and related assets and incurred acquisition costs of $1.2 million, including costs of $995,000 in acquisition fees and expense reimbursements to CCI III Advisors. As of May 7, 2018, we have sold 1.7 million Class A Shares and 673,000 Class T Shares in the Offering for gross offering proceeds of $23.4 million ($17.0 million in Class A Shares and $6.4 million in Class T Shares).

Repurchase of Shares
None.
Unregistered Sales of Equity Securities
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018 (and are numbered in accordance with Item 601 of Regulation S-K).

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

3.3	Bylaws of Cole Office & Industrial REIT (CCIT III), Inc. (Incorporated by reference to Exhibit 3.3 to the Company’s Form S-11 (File No. 333-209128), filed on January 26, 2016).
4.1	Form of Initial Subscription Agreement (Incorporated by reference to Exhibit 4.1 to Post-effective Amendment No. 6 to the Company’s Form S-11 (File No. 333-209128), filed on April 18, 2018).
4.2	Form of Additional Subscription Agreement (Incorporated by reference to Exhibit 4.2 to Post-effective Amendment No. 6 to the Company’s Form S-11 (File No. 333-209128), filed on April 18, 2018).
4.3	Distribution Reinvestment Plan (Incorporated by reference to Exhibit 10.3 to Post-effective Amendment No. 6 to the Company’s Form S-11 (File No. 333-209128), filed on April 18, 2018).
31.1*	Certifications of the Principal Executive Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications of the Principal Financial Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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
Date: May 14, 2018