Form 10-Q
period 2018-06-30
Cole Office & Industrial REIT (CCIT III), Inc.
filed 2018-08-13
CIK 1614976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).          Yes  ☐ No  ☒
As of August 6, 2018, there were approximately 2.2 million shares of Class A common stock and 723,000 shares of Class T common stock, par value per share of $0.01 each, of Cole Office & Industrial REIT (CCIT III), Inc. outstanding.

COLE OFFICE & INDUSTRIAL REIT (CCIT III), INC.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
COLE OFFICE & INDUSTRIAL REIT (CCIT III), INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2018	December 31, 2017
ASSETS
Real estate assets:
Land	$3,245,003	$3,245,003
Buildings and improvements	41,258,770	41,258,770
Intangible lease asset	5,101,432	5,101,432
Total real estate assets, at cost	49,605,205	49,605,205
Less: accumulated depreciation and amortization	(2,867,160)	(1,911,033)
Total real estate assets, net	46,738,045	47,694,172
Cash and cash equivalents	960,251	351,461
Rents and tenant receivables	872,010	1,018,825
Prepaid expenses	30,673	116,796
Deferred costs, net	683,764	950,978
Total assets	$49,284,743	$50,132,232
LIABILITIES AND STOCKHOLDERS’ EQUITY
Credit facility	$29,475,000	$31,975,000
Subordinate promissory note	—	1,600,000
Accrued expenses and accounts payable	405,973	853,388
Due to affiliates	211,559	278,394
Distributions payable	119,690	100,241
Deferred rental income	—	208,716
Total liabilities	30,212,222	35,015,739
Commitments and contingencies
Redeemable common stock	121,860	87,337
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value per share; 10,000,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.01 par value per share; 245,000,000 shares authorized, 1,925,703 and 1,436,855 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	19,257	14,369
Class T common stock, $0.01 par value per share; 245,000,000 shares authorized, 702,175 and 631,346 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	7,022	6,313
Capital in excess of par value	23,258,229	18,284,253
Accumulated distributions in excess of earnings	(4,333,847)	(3,275,779)
Total stockholders’ equity	18,950,661	15,029,156
Total liabilities, redeemable common stock, and stockholders’ equity	$49,284,743	$50,132,232
The accompanying notes are an integral part of these condensed consolidated financial statements.

COLE OFFICE & INDUSTRIAL REIT (CCIT III), INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues:
Rental income	$972,003	$674,566	$1,944,005	$1,349,133
Tenant reimbursement income	129,664	65,183	259,356	135,120
Total revenues	1,101,667	739,749	2,203,361	1,484,253
Operating expenses:
General and administrative	225,244	160,112	430,797	306,852
Property operating	3,212	3,109	6,701	6,409
Real estate tax	126,625	62,289	253,250	128,926
Advisory fees and expenses	—	—	—	60,565
Depreciation and amortization	478,064	358,287	956,127	716,572
Total operating expenses	833,145	583,797	1,646,875	1,219,324
Operating income	268,522	155,952	556,486	264,929
Other expense:
Interest expense and other, net	(475,026)	(384,609)	(955,328)	(820,730)
Net loss	$(206,504)	$(228,657)	$(398,842)	$(555,801)

Class A Common Stock:
Net loss	$(137,053)	$(210,525)	$(261,705)	$(518,722)
Basic and diluted weighted average number of common shares outstanding	1,752,657	901,541	1,649,891	687,873
Basic and diluted net loss per common share	$(0.08)	$(0.23)	$(0.16)	$(0.75)
Distributions declared per common share	$0.15	$0.15	$0.30	$0.30

Class T Common Stock:
Net loss	$(69,451)	$(18,132)	$(137,137)	$(37,079)
Basic and diluted weighted average number of common shares outstanding	680,744	70,532	666,454	46,372
Basic and diluted net loss per common share	$(0.10)	$(0.26)	$(0.21)	$(0.80)
Distributions declared per common share	$0.15	$0.15	$0.30	$0.30
The accompanying notes are an integral part of these condensed consolidated financial statements.

COLE OFFICE & INDUSTRIAL REIT (CCIT III), INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Class A Common Stock		Class T Common Stock		Capital in Excess of Par Value	Accumulated Distributions in Excess of Earnings	Total Stockholders’ Equity
	Number of Shares	Par Value	Number of Shares	Par Value
Balance, January 1, 2018	1,436,855	$14,369	631,346	$6,313	$18,284,253	$(3,275,779)	$15,029,156
Issuance of common stock	488,848	4,888	70,829	709	5,503,980	—	5,509,577
Distributions declared	—	—	—	—	—	(659,226)	(659,226)
Commissions on stock sales and related dealer manager fees	—	—	—	—	(417,023)	—	(417,023)
Other offering costs	—	—	—	—	(55,485)	—	(55,485)
Distribution and stockholder servicing fees	—	—	—	—	(22,973)	—	(22,973)
Changes in redeemable common stock	—	—	—	—	(34,523)	—	(34,523)
Net loss	—	—	—	—	—	(398,842)	(398,842)
Balance, June 30, 2018	1,925,703	$19,257	702,175	$7,022	$23,258,229	$(4,333,847)	$18,950,661
The accompanying notes are an integral part of these condensed consolidated financial statements.

COLE OFFICE & INDUSTRIAL REIT (CCIT III), INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(398,842)	$(555,801)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization, net	956,127	716,572
Amortization of deferred financing costs	280,500	246,931
Straight-line rental income	(82,213)	(113,205)
Changes in assets and liabilities:
Rents and tenant receivables	229,028	(135,120)
Prepaid expenses and other assets	86,123	1,441
Accrued expenses and accounts payable	(447,415)	(122,303)
Deferred rental income	(208,716)	(204,624)
Due to affiliates	(58,787)	(57,050)
Net cash provided by (used in) operating activities	355,805	(223,159)
Cash flows from investing activities:
Net cash used in investing activities	—	—
Cash flows from financing activities:
Proceeds from issuance of common stock	5,281,829	8,310,780
Offering costs on issuance of common stock	(472,508)	(692,110)
Distribution and stockholder servicing fees paid	(31,021)	(2,182)
Distributions to stockholders	(412,029)	(140,820)
Repayments of credit facility	(2,500,000)	(725,000)
Proceeds from subordinate promissory note	2,200,000	—
Repayment of subordinate promissory note	(3,800,000)	(6,338,631)
Deferred financing costs paid	(13,286)	—
Net cash provided by financing activities	252,985	412,037
Net increase in cash and cash equivalents	608,790	188,878
Cash and cash equivalents, beginning of period	351,461	605,049
Cash and cash equivalents, end of period	$960,251	$793,927

Supplemental disclosures of non-cash investing and financing activities:
Distributions declared and unpaid	$119,690	$54,995
Change in accrued distribution and stockholder servicing fees due to affiliate	$22,973	$36,799
Common stock issued through distribution reinvestment plan	$227,748	$37,333
Supplemental Cash Flow Disclosures:
Interest paid	$686,597	$560,649
The accompanying notes are an integral part of these condensed consolidated financial statements.

COLE OFFICE & INDUSTRIAL REIT (CCIT III), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018 (Unaudited)
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
On February 1, 2018, the Transaction was completed. Immediately following the completion of the Transaction, Cole Capital Advisors, Inc. and the Company’s dealer manager were each converted into Delaware limited liability companies, Cole Capital Advisors, Inc.’s name was changed to CCO Group, LLC, and the dealer manager’s name was changed to CCO Capital, LLC (“CCO Capital”). As a result of the Transaction, CIM owns and/or controls CCO Group, LLC and its subsidiaries (collectively, “CCO Group”), and CCO Group, LLC owns and controls CCI III Advisors, CCO Capital and CREI Advisors, the Company’s external advisor, dealer manager for the Offering (as defined below) and property manager, respectively.
In addition, as part of the Transaction, VEREIT OP and CCO Group, LLC entered into a services agreement (the “Services Agreement”) pursuant to which VEREIT OP will continue to provide certain services to CCO Group and to the Company, Cole Credit Property Trust IV, Inc. (“CCPT IV”), Cole Credit Property Trust V, Inc. (“CCPT V”), Cole Office & Industrial REIT (CCIT II), Inc. (“CCIT II”) and Cole Real Estate Income Strategy (Daily NAV), Inc. (“Cole Income NAV Strategy”) (CCPT IV, CCPT V, CCIT II, Cole Income NAV Strategy and the Company, collectively, the “Cole REITs®”), including operational real estate support. VEREIT OP will continue to provide such services through March 31, 2019 (or, if later, the date of the last government filing other than a tax filing made by any of the Cole REITs with respect to its 2018 fiscal year) (the “Initial Services Term”) and will provide consulting and research services through December 31, 2023 as requested by CCO Group, LLC.
Despite the indirect change of ownership and control of the Company’s advisor, dealer manager, property manager and sponsor, the Company expects that, during the Initial Services Term of the Services Agreement, the advisory, dealer manager and property management services the Company receives will continue without any material changes in personnel (except as supplemented by the management oversight of CIM personnel) or material change in service procedures. CCO Group, LLC is evaluating and intends to effectuate during the Initial Services Term of the Services Agreement an appropriate transition of VEREIT OP’s services under the Services Agreement to other CIM affiliates or third parties with the goal of ensuring continuity and minimizing disruption.
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
June 30, 2018 (Unaudited) – (Continued)

satisfied the conditions of the escrow agreement regarding the minimum offering amount under the Offering and issued 274,725 Class A Shares to VEREIT OP, resulting in gross proceeds of $2.5 million, and commenced principal operations.
As of June 30, 2018, the Company had issued approximately 2.6 million shares of common stock in the Offering for gross proceeds of $25.3 million ($18.6 million in Class A Shares and $6.7 million in Class T Shares) before organization and offering costs, selling commissions and dealer manager fees of $1.8 million. In addition, the Company has paid distribution and stockholder servicing fees for Class T Shares sold in the primary portion of the Offering of $53,000 and accrued an estimated liability for future distribution and stockholder servicing fees payable of $209,000. The Company intends to use substantially all of the net proceeds from the Offering to acquire and operate a diversified portfolio of commercial real estate assets primarily consisting of single-tenant, income-producing necessity office and industrial properties, which are leased to creditworthy tenants under long-term leases, including distribution facilities, warehouses, manufacturing plants and corporate or regional headquarters in strategic locations. The Company expects that most of its properties will be subject to “net” leases, whereby the tenant will be primarily responsible for the property’s cost of repairs, maintenance, property taxes, utilities, insurance and other operating costs. As of June 30, 2018, the Company owned two office and industrial properties, comprising 391,000 rentable square feet of commercial space located in two states. As of June 30, 2018, the rentable square feet at these properties was 100% leased.
On August 9, 2018, the Company’s board of directors approved the extension of the Offering until September 22, 2019, unless the Company’s board of directors terminates the Offering at an earlier date or all shares being offered have been sold, in which case the Offering will be terminated. In no event will the Offering be extended beyond 180 days after September 22, 2019.

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
Reclassifications
Certain amounts in the Company’s prior period condensed consolidated financial statements have been reclassified to conform to the current period presentation. The Company has chosen to break out distribution and stockholder servicing fees paid of $2,000 from offering costs on issuance of common stock of $692,000, which was previously reported in total as $694,000 in the Company’s condensed consolidated statements of cash flows for the six months ended June 30, 2017. This reclassification had no effect on previously reported totals or subtotals.
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
June 30, 2018 (Unaudited) – (Continued)

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
Recoverability of Real Estate Assets
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate assets may not be recoverable. Impairment indicators that the Company considers include, but are not limited to: bankruptcy or other credit concerns of a property’s major tenant, such as a history of late payments, rental concessions and other factors; a significant decrease in a property’s revenues due to lease terminations; vacancies; co-tenancy clauses; reduced lease rates; changes in anticipated holding periods; or other circumstances. When indicators of potential impairment are present, the Company assesses the recoverability of the assets by determining whether the carrying amount of the assets will be recovered through the undiscounted future cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying amount, the Company will adjust the real estate assets to their respective fair values and recognize an impairment loss. Generally, fair value will be determined using a discounted cash flow analysis and recent comparable sales transactions. No impairment indicators were identified and no impairment losses were recorded during the six months ended June 30, 2018 or 2017.
Assets Held for Sale
When a real estate asset is identified by the Company as held for sale, the Company will cease recording depreciation and amortization of the assets related to the property and estimate its fair value, net of selling costs. If, in management’s opinion, the fair value, net of selling costs, of the asset is less than the carrying amount of the asset, an adjustment to the carrying amount is then recorded to reflect the estimated fair value of the property, net of selling costs. There were no assets identified as held for sale as of June 30, 2018 or December 31, 2017.
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
In April 2017, the Company elected to early adopt Accounting Standards Update (“ASU”) No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”), which clarifies the definition of a business by adding guidance to assist entities in evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Beginning in April 2017, all real estate acquisitions qualified as asset acquisitions, and as such, acquisition-related fees and certain acquisition-related expenses related to these asset acquisitions were capitalized and allocated to tangible and intangible assets and liabilities, as described above. Prior to the adoption of ASU 2017-01 in April 2017, all of the Company’s real estate acquisitions were accounted for as business combinations and, as such, acquisition-related expenses related to these business combination acquisitions were expensed as incurred. Prior to April 2017, acquisition-

COLE OFFICE & INDUSTRIAL REIT (CCIT III), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018 (Unaudited) – (Continued)

related expenses in the Company’s condensed consolidated statements of operations primarily consisted of legal, deed transfer and other costs related to real estate purchase transactions, including costs incurred for deals that were not consummated. The Company expects its future acquisitions to qualify as asset acquisitions and, as such, the Company will allocate the purchase price to acquired tangible assets and identified intangible assets and liabilities on a relative fair value basis.
Revenue Recognition
Certain properties have leases where the minimum rental payment increases during the term of the lease. The Company records rental income for the full term of each lease on a straight-line basis when earned and collectability is reasonably assured. When the Company acquires a property, the terms of existing leases are considered to commence as of the acquisition date for the purpose of this calculation. The Company defers the recognition of contingent rental income, such as percentage rents, until the specific target that triggers the contingent rental income is achieved. Expected reimbursements from tenants for recoverable real estate taxes and operating expenses are included in tenant reimbursement income in the period when such costs are incurred. Effective January 1, 2018, the Company adopted ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which supersedes the revenue recognition requirements in Revenue Recognition, Accounting Standards Codification (“ASC”) Topic 605 and requires an entity to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company records revenue for real estate taxes and insurance reimbursed by its tenants on the leased properties, with offsetting expenses in real estate taxes and property operating expenses, respectively, within the condensed consolidated statements of operations as the Company has concluded it is the primary obligor. The Company has identified its revenue streams as rental income from leasing arrangements and tenant reimbursement income, which are outside of the scope of Topic 606. The Company adopted ASU 2014-09 using the modified retrospective approach and determined it does not have a material impact on the Company’s condensed consolidated financial statements.
The Company continually reviews receivables related to rent, including any straight-line rent, and current and future operating expense reimbursements from tenants, and determines their collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of a receivable is uncertain, the Company will record an increase in the allowance for uncollectible accounts. As of June 30, 2018 and December 31, 2017, the Company did not have an allowance for uncollectible accounts.
Net Loss and Distributions Per Share
The Company has two classes of common stock. Accordingly, the Company utilizes the two-class method to determine its earnings per share, which can result in different earnings per share for each of the classes. Under the two-class method, earnings per share of each class of common stock are computed by dividing the sum of the distributed earnings to common stockholders and undistributed earnings allocated to common stockholders by the weighted average number of shares for each class of common stock for the respective period. The distributed earnings to Class T Share common stockholders represents distributions declared less the distribution and stockholder servicing fees paid with respect to Class T Shares sold in the primary portion of the Offering. Diluted income per share, when applicable, considers the effect of any potentially dilutive share equivalents, of which the Company had none for each of the three and six months ended June 30, 2018 or 2017. Distributions per share are calculated based on the authorized daily distribution rate.
Recent Accounting Pronouncements
From time to time, new accounting pronouncements are issued by various standard setting bodies that may have an impact on the Company’s accounting and reporting. Except as otherwise stated below, the Company is currently evaluating the effect that certain new accounting requirements may have on the Company’s accounting and related reporting and disclosures in the Company’s condensed consolidated financial statements.
In February 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). The amendments in this update require that most lease obligations be recognized as a right of use asset with a corresponding liability on the balance sheet. The guidance also requires additional qualitative and quantitative disclosures to assess the amount, timing and uncertainty of cash flows arising from leases. ASU 2016-02 and subsequent amendments are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. The guidance, including optional practical expedients, should be implemented for the earliest period presented using a modified retrospective approach. The Company is currently in the process of assessing the inventory of its leases that will be impacted by adoption of the new guidance. The Company does not expect the adoption to have a material impact on the accounting treatment of the Company’s net leases, which are the primary source of the Company’s revenues.

COLE OFFICE & INDUSTRIAL REIT (CCIT III), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018 (Unaudited) – (Continued)

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
The following describes the methods the Company uses to estimate the fair value of the Company’s financial assets and liabilities:
Credit facility and subordinate promissory note — The fair value is estimated by discounting the expected cash flows based on estimated borrowing rates available to the Company as of the measurement date. These financial instruments are valued using Level 2 inputs. As of June 30, 2018, the estimated fair value of the Company’s debt was $29.7 million, compared to a carrying value of $29.5 million. As of December 31, 2017, the estimated fair value of the Company’s debt was $33.8 million, compared to a carrying value of $33.6 million. The carrying and fair values exclude net deferred financing costs.
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
Considerable judgment is necessary to develop estimated fair values of financial assets and liabilities. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize, or be liable for, on disposition of the financial assets and liabilities. As of June 30, 2018 and December 31, 2017, there have been no transfers of financial assets or liabilities between fair value hierarchy levels.
NOTE 4 — REAL ESTATE ASSETS
During the six months ended June 30, 2018 and 2017, the Company did not acquire any properties.

COLE OFFICE & INDUSTRIAL REIT (CCIT III), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018 (Unaudited) – (Continued)

NOTE 5 — INTANGIBLE LEASE ASSETS
The Company’s intangible lease assets consisted of the following as of June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
In-place leases, net of accumulated amortization of $712,012 and $480,483, respectively
(with a weighted average life remaining of 10.3 years and 10.8 years, respectively)	$4,389,420	$4,620,949
Amortization expense for the in-place leases is included in depreciation and amortization in the accompanying condensed consolidated statements of operations. The following table summarizes the amortization expense related to the in-place lease assets for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
In-place lease amortization	$115,765	$90,557	$231,529	$181,114
As of June 30, 2018, the estimated amortization expense relating to the intangible lease assets for each of the five succeeding fiscal years is as follows:

Amortization Expense
In-Place Lease
Remainder of 2018	$231,529
2019	$463,058
2020	$463,058
2021	$463,058
2022	$463,058
NOTE 6 — CREDIT FACILITY AND SUBORDINATE PROMISSORY NOTE
As of June 30, 2018, the Company had $29.5 million of debt outstanding, with a weighted average interest rate of 4.3% and weighted average years to maturity of 1.2 years. The following table summarizes the debt balances as of June 30, 2018 and December 31, 2017, respectively, and the debt activity for the six months ended June 30, 2018:

		During the Six Months Ended June 30, 2018
	Balance as of December 31, 2017	Debt Issuance	Repayments	Balance as of June 30, 2018
Credit facility	$31,975,000	$—	$(2,500,000)	$29,475,000
Subordinate promissory note	1,600,000	2,200,000	(3,800,000)	—
Total debt	$33,575,000	$2,200,000	$(6,300,000)	$29,475,000
As of June 30, 2018, the Company had $29.5 million of debt outstanding under its secured credit facility (the “Credit Facility”) with JPMorgan Chase Bank, N.A. (“JPMorgan Chase”), as administrative agent, and the lenders under the credit agreement (as amended, the “Credit Agreement”), that provides for borrowings of up to $100.0 million in revolving loans (the “Revolving Loans”). The Revolving Loans mature on September 23, 2019; however, the Company may elect to extend the maturity date of such loans to September 23, 2021, subject to satisfying certain conditions contained in the Credit Agreement.
Depending upon the type of loan specified and overall leverage ratio, the Credit Facility bears interest at (i) the one-month, two-month, three-month or six-month London Interbank Offered Rate (“LIBOR”) multiplied by the statutory reserve rate (the “Eurodollar Rate”) plus an interest rate spread ranging from 2.20% to 2.45%; or (ii) a base rate ranging from 1.20% to 1.45%, plus the greater of: (a) JPMorgan Chase’s Prime Rate (as defined in the Credit Agreement); (b) the Federal Funds Effective Rate (as defined in the Credit Agreement) plus 0.50%; or (c) the one-month LIBOR multiplied by the statutory reserve rate plus 1.0%. As of June 30, 2018, the Revolving Loans outstanding totaled $29.5 million at a weighted average interest rate of 4.3%. The Company had $70.5 million in unused capacity, subject to borrowing availability, as of June 30, 2018.

COLE OFFICE & INDUSTRIAL REIT (CCIT III), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018 (Unaudited) – (Continued)

The Credit Agreement contains provisions with respect to covenants, events of default and remedies customary for facilities of this nature. In particular, the Credit Agreement requires the Company to maintain a minimum consolidated net worth greater than or equal to 75% of the equity issued from the date of the Credit Agreement, a leverage ratio no greater than 60%, and a fixed charge coverage ratio equal to or greater than 1.50. The Company believes it was in compliance with the financial covenants of the Credit Agreement as of June 30, 2018.
In addition, in 2016, the Company entered into a $30.0 million subordinate loan with VEREIT OP (the “Subordinate Promissory Note”). On March 28, 2017, the Company, pursuant to a modification agreement, extended the maturity date of the Subordinate Promissory Note from September 22, 2017 to September 30, 2018. The Subordinate Promissory Note bears interest at a rate per annum equal to the sum of (a) one-month LIBOR, (b) the Credit Facility Margin (as defined in the Subordinate Promissory Note modification agreement) and (c) 1.75%, with accrued interest payable monthly in arrears and principal due upon maturity on September 30, 2018. The Subordinate Promissory Note had an interest rate of 5.9% as of June 30, 2018. In the event the Subordinate Promissory Note is not paid off on the maturity date, the loan includes default provisions. The Subordinate Promissory Note has been approved by a majority of the Company’s board of directors (including a majority of the independent directors) not otherwise interested in the transaction as fair, competitive and commercially reasonable and no less favorable to the Company than a comparable loan between unaffiliated parties under the same circumstances. As of June 30, 2018, the Company had no amounts outstanding on the Subordinate Promissory Note and $30.0 million available for borrowing under the Subordinate Promissory Note.
Liquidity and Financial Condition — The Company’s condensed consolidated financial statements as of June 30, 2018 and December 31, 2017, have been prepared assuming that the Company will continue its operations as a going concern. The Company believes cash on hand, net cash provided by operations and proceeds from the Offering will be sufficient to meet its obligations as they become due in the ordinary course of business for at least 12 months following the date these financial statements are issued. However, this evaluation assumes continued positive cash flows and sufficient proceeds from the Offering. The Company is in its start-up phase and dependent on raising capital to meet its capital requirements, including property acquisitions, stockholder distributions and repayment of maturing debt.
Maturities
The following table summarizes the scheduled aggregate principal repayments for the Company’s outstanding debt as of June 30, 2018 for each of the five succeeding fiscal years and the period thereafter:

Principal Repayments
Remainder of 2018	$—
2019	29,475,000
2020	—
2021	—
2022	—
Thereafter	—
Total	$29,475,000

COLE OFFICE & INDUSTRIAL REIT (CCIT III), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018 (Unaudited) – (Continued)

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
Organization and offering expenses
All other organization and offering expenses associated with the sale of the Company’s common stock (excluding selling commissions, dealer manager fees and distribution and stockholder servicing fees) are paid by CCI III Advisors or its affiliates and are reimbursed by the Company up to 1.0% of aggregate gross offering proceeds, including proceeds from sales of shares under the DRIP. A portion of the other organization and offering expenses may be considered to be underwriting compensation. As of June 30, 2018, CCI III Advisors had paid organization and offering expenses in excess of the 1.0% of aggregate gross offering proceeds in connection with the Offering. These excess amounts were not included in the condensed consolidated financial statements of the Company because such amounts were not a liability of the Company as they exceeded 1.0% of gross proceeds from the Offering. As the Company raises additional proceeds from the Offering, these amounts may become payable.
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
June 30, 2018 (Unaudited) – (Continued)

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
Acquisition-related fees and expenses
The Company pays CCI III Advisors or its affiliates acquisition fees of up to 2.0% of: (i) the contract purchase price of each property or asset the Company acquires; (ii) the amount paid in respect of the development, construction or improvement of each asset the Company acquires; (iii) the purchase price of any loan the Company acquires; and (iv) the principal amount of any loan the Company originates. In addition, the Company reimburses CCI III Advisors or its affiliates for acquisition-related expenses incurred in the process of acquiring a property or the origination or acquisition of a loan, so long as the total acquisition fees and expenses relating to the transaction do not exceed 6.0% of the contract purchase price, unless otherwise approved by a majority of the Company’s board of directors, including a majority of the independent directors, as commercially competitive, fair and reasonable to the Company. During the three and six months ended June 30, 2018 and 2017, no acquisition fees or expenses were incurred for any such services provided by CCI III Advisors or its affiliates.
Advisory fees and expenses
Pursuant to the advisory agreement, the Company pays CCI III Advisors a monthly advisory fee based upon the Company’s monthly average asset value, which is equal to the following amounts: (i) an annualized rate of 0.75% paid on the Company’s average asset value that is between $0 and $2.0 billion; (ii) an annualized rate of 0.70% paid on the Company’s average asset value that is between $2.0 billion and $4.0 billion; and (iii) an annualized rate of 0.65% paid on the Company’s average asset value that is over $4.0 billion. During the three and six months ended June 30, 2018, these advisory fees exceeded the expense limit of the greater of 2.0% of the average invested assets or 25.0% of net income (see operating expenses below) and were not recognized in the condensed consolidated financial statements of the Company because such amounts were not contractually payable by the Company. As of June 30, 2018, $389,000 of advisory fees exceeded such expense limit. As the Company raises additional proceeds from the Offering and acquires additional properties, these amounts may become payable if future operating expenses are below the expense limits.
Operating expenses
The Company reimburses CCI III Advisors or its affiliates for the operating expenses they paid or incurred in connection with advisory and administrative services provided to the Company, subject to the limitation that the Company will not reimburse CCI III Advisors or its affiliates for any amount by which the operating expenses (including the advisory fee) at the end of the four preceding fiscal quarters exceed the greater of (i) 2.0% of average invested assets, or (ii) 25.0% of net income, excluding any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of assets for that period. The Company will not reimburse CCI III Advisors or its affiliates for compensation paid to the Company’s executive officers or employees of CCI III Advisors in connection with the services for which CCI III Advisors or its affiliates receive an acquisition fee, financing coordination fee or disposition fee. During the three and six months ended June 30, 2018 and 2017, no operating expenses were reimbursed by the Company. During the three and six months ended June 30, 2018 and 2017, CCI III Advisors paid or reimbursed the Company for operating expenses in excess of the greater of 2.0% of average invested assets or 25.0% of net income, which were not recognized in the condensed consolidated financial statements of the Company because such amounts were not contractually payable by the Company. As of June 30, 2018, $1.2 million of operating expenses exceeded such expense limit. As the Company raises additional proceeds from the Offering and acquires additional properties, these amounts may become payable.
Financing coordination fees
If CCI III Advisors provides services in connection with the origination, assumption or refinancing of any debt to acquire properties or to make other permitted investments, the Company will pay CCI III Advisors a financing coordination fee equal to 1.0% of the amount available and/or outstanding under such financing. However, CCI III Advisors will not be entitled to a financing coordination fee on any debt where CCI III Advisors previously received a fee unless (i) the maturity date of the refinanced debt was scheduled to occur less than one year after the date of the refinancing and the new loan has a term of at

COLE OFFICE & INDUSTRIAL REIT (CCIT III), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018 (Unaudited) – (Continued)

least five years or (ii) the new loan is approved by a majority of the independent directors; and provided, further, that no financing coordination fee will be paid in connection with loans advanced by an affiliate of CCI III Advisors. During the three and six months ended June 30, 2018 and 2017, no financing coordination fees were incurred for any such services provided by CCI III Advisors or its affiliates.
Disposition fees
If CCI III Advisors or its affiliates provide a substantial amount of services (as determined by a majority of the Company’s independent directors) in connection with the sale of one or more properties (or the Company’s entire portfolio), the Company will pay CCI III Advisors or its affiliates a disposition fee in an amount equal to up to one-half of the real estate or brokerage commission paid by the Company to third parties on the sale of such properties, not to exceed 1.0% of the contract price of the properties sold; provided, however, in no event may the total disposition fees paid to CCI III Advisors, its affiliates, and unaffiliated third parties, exceed the lesser of the customary competitive real estate commission or an amount equal to 6.0% of the contract sales price. In addition, if CCI III Advisors or its affiliates provides a substantial amount of services (as determined by a majority of the Company’s independent directors) in connection with the sale of one or more assets other than properties, the Company may separately compensate CCI III Advisors or its affiliates at such rates and in such amounts as the Company’s board of directors, including a majority of the independent directors, and CCI III Advisors agree upon, not to exceed an amount equal to 1.0% of the contract price of the assets sold. During the three and six months ended June 30, 2018 and 2017, no disposition fees were incurred for any such services provided by CCI III Advisors or its affiliates.
Subordinated performance fees
The Company will pay a subordinated performance fee under one of the following alternative events: (1) if the Company’s shares are listed on a national securities exchange, CCI III Advisors, or its affiliates, will be entitled to a subordinated performance fee equal to 15.0% of the amount, if any, by which (i) the market value of the Company’s outstanding stock plus distributions paid by the Company prior to listing, exceeds (ii) the sum of the total amount of capital raised from stockholders and the amount of distributions necessary to generate a 6.0% annual cumulative, non-compounded return to stockholders; (2) if the Company is sold or its assets are liquidated, CCI III Advisors will be entitled to a subordinated performance fee equal to 15.0% of the net sale proceeds remaining after stockholders have received, from regular distributions plus special distributions paid from proceeds of such sale, a return of their net capital invested and a 6.0% annual cumulative, non-compounded return; or (3) upon termination of the advisory agreement, CCI III Advisors may be entitled to a subordinated performance fee similar to the fee to which it would have been entitled had the portfolio been liquidated (based on an independent appraised value of the portfolio) on the date of termination. During the three and six months ended June 30, 2018 and 2017, no subordinated performance fees were incurred related to any such events.
The Company incurred commissions, fees and expense reimbursements as shown in the table below for services provided by CCI III Advisors and its affiliates related to the services described above during the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Selling commissions	$212,034	$234,274	$310,609	$443,744
Dealer manager fees	$71,646	$52,351	$106,414	$163,795
Distribution and stockholder servicing fees(1)	$15,873	$1,672	$31,021	$2,182
Organization and offering costs	$37,042	$47,369	$55,485	$84,570
Advisory fees	$—	$—	$—	$60,565
______________________

(1)
Amounts are calculated for the respective period in accordance with the dealer manager agreement and exclude the estimated liability for future distribution and stockholder servicing fees payable to CCO Capital of $209,000, which is included in due to affiliates in the condensed consolidated balance sheets with a corresponding decrease to capital in excess of par value.

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

COLE OFFICE & INDUSTRIAL REIT (CCIT III), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018 (Unaudited) – (Continued)

Due to/from Affiliates
As of June 30, 2018 and December 31, 2017, $212,000 and $278,000, respectively, was recorded for services and expenses incurred, but not yet reimbursed, to CCI III Advisors or its affiliates. The amounts are primarily for future distribution and stockholder servicing fees and for operating expenses. The Company incurred $53,000 and $262,000, respectively, of interest expense related to the Subordinate Promissory Note during the six months ended June 30, 2018 and the year ended December 31, 2017, of which $4,000 and $10,000, respectively, in interest had been incurred but not yet paid. These amounts were included in accrued expenses and accounts payable as of June 30, 2018 and due to affiliates as of December 31, 2017 in the condensed consolidated balance sheets for such periods.
As of December 31, 2017, $1,000 was due from CCI III Advisors or its affiliates related to amounts received by affiliates of the advisor which were due to the Company. No such amounts were due from CCI III Advisors or its affiliates as of June 30, 2018.
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

COLE OFFICE & INDUSTRIAL REIT (CCIT III), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018 (Unaudited) – (Continued)

NOTE 10 — OPERATING LEASES
The Company’s real estate assets are leased to tenants under operating leases for which the terms and expirations vary. As of June 30, 2018, the leases had a remaining weighted-average lease term of 10.2 years. The leases include provisions to extend the lease term, options for early termination after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other negotiated terms and conditions. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to the tenants.
The future minimum rental income from the Company’s real estate assets under the non-cancelable operating leases, assuming no exercise of renewal options, as of June 30, 2018, was as follows:

Future Minimum Rental Income
Remainder of 2018	$1,974,786
2019	3,808,708
2020	3,878,462
2021	3,756,969
2022	3,829,450
Thereafter	22,784,446
Total	$40,032,821
NOTE 11 — SUBSEQUENT EVENTS
The following events occurred subsequent to June 30, 2018:
Redemption of Shares of Common Stock
Subsequent to June 30, 2018, the Company redeemed approximately 5,300 shares for $48,000 pursuant to the Company’s share redemption program at a redemption price of $9.00 per share.
Extension of the Offering
The Company previously disclosed that the Offering would close on September 22, 2018, unless extended by the Company’s board of directors. On August 9, 2018, the Company’s board of directors approved the extension of the Offering until September 22, 2019, unless the board of directors terminates the Offering at an earlier date or all shares being offered have been sold, in which case the Offering will be terminated. If all of the shares the Company is offering have not been sold by September 22, 2019, the board of directors may further extend the Offering as permitted under applicable law. In no event will the Offering be extended beyond 180 days after September 22, 2019.

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
Under a “net lease,” the tenant occupying the leased property (usually as a single tenant) does so in much the same manner as if the tenant were the owner of the property. The tenant generally agrees that it will either have no ability or only limited ability to terminate the lease or abate rent prior to the expiration of the term of the lease as a result of real estate driven events such as casualty, condemnation or failure by the landlord to fulfill its obligations under the lease. There are various forms of net leases, most typically classified as either triple-net or double-net. Triple-net leases typically require the tenant to pay all expenses associated with the property (e.g., real estate taxes, insurance, maintenance and repairs, including roof, structure and parking lot). Double-net leases typically hold the landlord responsible for the capital expenditures for the roof and structure, while the tenant is responsible for all lease payments and remaining operating expenses associated with the property (e.g., real estate taxes, insurance and maintenance).
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
Our operating results and cash flows are primarily influenced by rental income from our commercial properties, interest expense on our indebtedness, and acquisition and operating expenses. Rental income accounted for 88% and 91% of total revenue for both the three and six months ended June 30, 2018 and 2017, respectively. As 100% of our rentable square feet was under lease as of June 30, 2018, with a weighted average remaining lease term of 10.2 years, we believe our exposure to changes in commercial rental rates on our portfolio is substantially mitigated, except for vacancies caused by tenant bankruptcies or other factors. Our advisor regularly monitors the creditworthiness of each of our tenants by reviewing each tenant’s financial results, any available credit rating agency reports on the tenant or guarantor, the operating history of the property with such tenant, the tenant’s market share and track record within its industry segment, the general health and outlook of the tenant’s industry segment, and other information for changes and possible trends. If our advisor identifies significant changes or trends that may adversely affect the creditworthiness of a tenant, it will gather a more in-depth knowledge of the tenant’s financial condition and, if necessary, attempt to mitigate the tenant credit risk by evaluating the possible sale of the property, or identifying a possible replacement tenant should the current tenant fail to perform on the lease.
Portfolio Information
As of June 30, 2018, we owned two properties comprising approximately 391,000 rentable square feet of income-producing necessity corporate office and industrial space located in two states, which were 100% leased and had a weighted average remaining lease term of 10.2 years. As we have only acquired two properties, a discussion of same store sales is not considered meaningful and as such is not included in the results of operations.
Results of Operations
Our results of operations are influenced by the timing of our acquisitions and the operating performance of our real estate assets. The following table provides summary information about our results of operations for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		2018 vs 2017 Increase (Decrease)	Six Months Ended June 30,		2018 vs 2017 Increase (Decrease)
	2018	2017		2018	2017
Total revenues	$1,101,667	$739,749	$361,918	$2,203,361	$1,484,253	$719,108
General and administrative expenses	$225,244	$160,112	$65,132	$430,797	$306,852	$123,945
Property operating expenses	$3,212	$3,109	$103	$6,701	$6,409	$292
Real estate tax expenses	$126,625	$62,289	$64,336	$253,250	$128,926	$124,324
Advisory fees and expenses	$—	$—	$—	$—	$60,565	$(60,565)
Depreciation and amortization	$478,064	$358,287	$119,777	$956,127	$716,572	$239,555
Operating income	$268,522	$155,952	$112,570	$556,486	$264,929	$291,557
Interest expense and other, net	$475,026	$384,609	$90,417	$955,328	$820,730	$134,598
Net loss	$(206,504)	$(228,657)	$(22,153)	$(398,842)	$(555,801)	$(156,959)
Revenues
Our revenue consists primarily of rental and other property income from net leased commercial properties. We also incur certain operating expenses that are subject to reimbursement by our tenants, which results in tenant reimbursement income.
The increase in revenue of $362,000 and $719,000 during the three and six months ended June 30, 2018, respectively, as compared to the same periods in 2017, was primarily due to the acquisition of one additional rental income-producing property acquired subsequent to June 30, 2017. Rental and other property income from net leased commercial properties accounted for 88% and 91% of our total revenues for the three and six months ended June 30, 2018 and 2017, respectively. We also paid certain operating expenses subject to reimbursement by our tenants, which resulted in $130,000 and $259,000 in tenant reimbursement income during the three and six months ended June 30, 2018, respectively, compared to $65,000 and $135,000, respectively, during the same periods in 2017.
General and Administrative Expenses
The primary general and administrative expense items are unused fees on the Credit Facility, board of directors costs, accounting and legal fees and professional fees.
The increase in general and administrative expenses of $65,000 and $124,000 during the three and six months ended June 30, 2018, respectively, as compared to the same periods in 2017, was primarily due to increases in bank fees, insurance costs, board of directors costs, accounting, audit and legal fees.
Property Operating Expenses
Property operating expenses such as property repairs, maintenance and property-related insurance include both reimbursable and non-reimbursable property expenses. We are reimbursed by tenants for certain property operating expenses in accordance with the respective lease agreements.

Property operating expenses remained consistent for the three and six months ended June 30, 2018, as compared to the same periods in 2017.
Real Estate Tax Expenses
The increase in real estate tax expenses of $64,000 and $124,000 during the three and six months ended June 30, 2018, respectively, as compared to the same periods in 2017, was primarily due to real estate taxes incurred on one additional rental income-producing property acquired subsequent to June 30, 2017.
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
The decrease in advisory fees and expenses of $61,000 during the six months ended June 30, 2018, as compared to the same period in 2017, was primarily due to our expenses exceeding the greater of 2.0% of our average invested assets or 25.0% of net income and therefore such excess amount was not recognized and payable; see Note 8 — Related-Party Transactions and Arrangements to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q. Additionally, we may be required to reimburse certain expenses incurred by CCI III Advisors in providing such advisory services, subject to limitations as set forth in the advisory agreement.
There were no advisory fees and expenses paid for the three months ended June 30, 2018 and 2017.
Depreciation and Amortization
The increase in depreciation and amortization expenses of $120,000 and $240,000 during the three and six months ended June 30, 2018, respectively, as compared to the same periods in 2017, was primarily due to the acquisition of one additional rental income-producing property subsequent to June 30, 2017.
Interest Expense and Other, Net
The increase in interest expense and other, net of $90,000 during the three months ended June 30, 2018, as compared to the same period in 2017, was primarily due to an increase in the average aggregate amount of debt outstanding to $30.5 million during the three months ended June 30, 2018, compared to an average outstanding debt balance of $26.4 million for the three months ended June 30, 2017.
The increase in interest expense and other, net of $135,000 during the six months ended June 30, 2018, as compared to the same period in 2017, was primarily due to an increase in the average aggregate amount of debt outstanding during the six months ended June 30, 2018 to $31.7 million, compared to an average outstanding debt balance of $28.5 million for the six months ended June 30, 2017.
Distributions
Our board of directors authorized a daily distribution, based on 365 days in the calendar year, of $0.001643836 per Class A Share for stockholders of record of such class of shares as of the close of business on each day of the period commencing on January 1, 2018 and ending on December 31, 2018. Our board of directors authorized a daily distribution on Class T Shares for stockholders of record of such class of shares as of the close of business on each day of the period commencing on January 1, 2018 and ending on December 31, 2018 equal to $0.001643836 per Class T Share, less the per share distribution and stockholder servicing fees that are payable with respect to the Class T Shares (as calculated on a daily basis). As of June 30, 2018, the Company had distributions payable of $120,000.
During the six months ended June 30, 2018 and 2017, we paid distributions of $640,000 and $178,000, respectively, including $228,000 and $37,000, respectively, through the issuance of shares pursuant to the DRIP. Net cash provided by operating activities for the six months ended June 30, 2018 was $356,000. Net cash used in operating activities for the six months ended June 30, 2017 was $223,000. Prior to the adoption of ASU 2017-01 in April 2017, we treated our real estate acquisition-related fees and expenses as funded by proceeds from the Offering, including proceeds from the DRIP. Therefore, for consistency, proceeds from the issuance of common stock used as a source of distributions for the six months ended June 30, 2017 includes the amount by which real estate acquisition-related fees and expenses have reduced net cash flows from operating activities of $765,000. Our distributions for the six months ended June 30, 2018, including shares issued pursuant to the DRIP, were funded by cash flows from operating activities of $356,000, or 56%, and proceeds from the Offering from prior periods of $284,000, or 44%. Our distributions for the six months ended June 30, 2017 were fully covered by proceeds from the Offering from prior periods.
Share Redemptions
Our share redemption program permits our stockholders to sell their shares back to us after they have held them for at least one year, subject to certain conditions and limitations. We may waive the one-year holding period requirement upon request due to a stockholder’s death or bankruptcy or other exigent circumstances as determined by our advisor. In addition, our board of directors may choose to amend the terms of, suspend or terminate our share redemption program at any time upon 30 days’ notice. Funding for the redemption of shares will generally be limited to the net proceeds we receive from the sale of shares under the DRIP, net of shares redeemed to date. We will not redeem in excess of 5.0% of the weighted average number of shares outstanding during the trailing 12 months prior to the end of the fiscal quarter for which the redemptions are being paid. In addition, we will generally limit quarterly redemptions to approximately 1.25% of the weighted average number of shares outstanding during the trailing 12-month period ending on the last day of the fiscal quarter for which the redemptions are being paid, and to the net proceeds we receive from the sale of shares in the respective quarter under the DRIP. In addition, our board of directors may choose to amend the terms of, suspend or terminate our share redemption program at any time upon 30 days’ notice. We will not redeem in excess of 5.0% of the weighted average number of shares outstanding during the trailing 12 months prior to the end of the fiscal quarter for which the redemptions are being paid. Any of the foregoing limits might prevent us from accommodating all redemption requests made in any fiscal quarter or in any 12-month period. During the six months ended June 30, 2018, we received valid redemption requests under our share redemption program totaling approximately 5,300 shares, all of which we redeemed subsequent to June 30, 2018 for $48,000 at a redemption price of $9.00 per share. A valid redemption request is one that complies with the applicable requirements and guidelines of our share redemption program then in effect.
Liquidity and Capital Resources
General
We expect to utilize funds from the Offering and future proceeds from secured or unsecured financing to complete future property acquisitions and for general corporate uses. Our operating cash flows will primarily be provided by the rental income received from leased properties. As of June 30, 2018, we had raised $25.3 million of gross proceeds from the Offering before organization and offering costs, selling commissions and dealer manager fees of $1.8 million.
Our Credit Facility and Subordinate Promissory Note provide for aggregate borrowings of up to $130.0 million. As of June 30, 2018, we had $100.5 million in unused capacity, subject to borrowing availability. As of June 30, 2018, we also had cash and cash equivalents of $960,000.
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
Contractual Obligations
As of June 30, 2018, we had $29.5 million of debt outstanding, with a weighted average interest rate of 4.3%. See Note 6 — Credit Facility and Subordinate Promissory Note to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q for certain terms of our debt outstanding.
Our contractual obligations as of June 30, 2018 were as follows:

	Payments due by period (1)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Principal payments – credit facility	$29,475,000	$—	$29,475,000	$—	$—
Interest payments – credit facility(2)	1,562,579	1,267,425	295,154	—	—
Total	$31,037,579	$1,267,425	$29,770,154	$—	$—
______________________

(1)	The table does not include amounts due to CCI III Advisors or its affiliates pursuant to our advisory agreement because such amounts are not fixed and determinable.

(2)	Payment obligations for the Revolving Loans are based on a weighted interest rate of 4.3% as of June 30, 2018.
We expect to incur additional borrowings in the future to acquire additional properties and other real estate-related assets. There is no limitation on the amount we may borrow against any single improved property. Our borrowings will not exceed 75% of the cost of our gross assets (or 300% of net assets) as of the date of any borrowing, which is the maximum level of indebtedness permitted under the North American Securities Administrators Association Statement of Policy Regarding Real Estate Investment Trusts; however, we may exceed that limit if approved by a majority of our independent directors and disclosed to our stockholders in the next quarterly report along with justification for such excess borrowing. Our board of directors has adopted a policy to further limit our borrowings to 60% of the greater of cost (before deducting depreciation or other non-cash reserves) or fair market value of our gross assets, unless the excess borrowing is approved by a majority of our independent directors and disclosed to our stockholders in the next quarterly report along with the justification for such excess borrowing; provided, however, that a majority of our board of directors (including a majority of the independent directors) has determined that, as a general policy, borrowing in excess of 60% of the greater of cost (before deducting depreciation and other non-cash reserves) or fair market value of our gross assets is justified and in the best interest of us and our stockholders during our capital raising stage. As of June 30, 2018, our ratio of debt to the cost (before deducting depreciation or other non-cash reserves) of our gross real assets was 59.4%.
Our management reviews net debt as part of its management of our overall liquidity, financial flexibility, capital structure and leverage, and we therefore believe that the presentation of net debt provides useful information to stockholders. Net debt is a non-GAAP measure used to show our outstanding principal debt balance, excluding certain GAAP adjustments, such as premiums or discounts, less all cash and cash equivalents. As of June 30, 2018, our net debt leverage ratio, which is the ratio of net debt to total gross real estate assets net of gross intangible lease liabilities, if applicable, was 57.5%.
The following table provides a reconciliation of the Credit Facility and Subordinate Promissory Note balance, as reported on our condensed consolidated balance sheet, to net debt as of June 30, 2018:

Balance as of June 30, 2018
Credit facility and subordinate promissory note	$29,475,000
Less: Cash and cash equivalents	(960,251)
Net debt	$28,514,749
Gross real estate assets	$49,605,205
Net debt leverage ratio	57.5%

Cash Flow Analysis
Operating Activities. Net cash provided by operating activities increased by $579,000 to $356,000 for the six months ended June 30, 2018, compared to net cash used in operating activities of $223,000 for the six months ended June 30, 2017. The increase was primarily due to the acquisition of one additional rental income-producing property subsequent to June 30, 2017, resulting in net income before non-cash adjustments for depreciation, amortization or intangibles, and amortization of deferred financing costs increasing by $430,000, and a net increase in the changes in working capital accounts of $118,000, offset by a decrease in straight-line rental income of $31,000. See “ — Results of Operations” for a more complete discussion of the factors impacting our operating performance.
Financing Activities. Net cash provided by financing activities decreased by $159,000 to $253,000 for the six months ended June 30, 2018, compared to $412,000 for the six months ended June 30, 2017. This decrease is primarily due to a decrease in net borrowings on the Subordinate Promissory Note and Credit Facility of $3.0 million offset by a decrease in our net proceeds from issuance of common stock of $2.8 million, an increase in distributions to stockholders of $271,000 and deferred financing costs paid of $13,000.
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
Conflicts of Interest
Richard S. Ressler, our chief executive officer, president and the chairman of our board of directors, who is a founder and principal of CIM, as well as a director of CCPT IV and Cole Income NAV Strategy, and Nathan D. DeBacker, our chief financial officer and treasurer, act as executive officers and/or a director of one or more other programs sponsored by CCO Group. One of our directors, W. Brian Kretzmer, also serves as a director of CCPT IV and Cole Income NAV Strategy. Similarly, Glenn J. Rufrano, one of our directors, serves as a director of CCPT V, CCIT II and Cole Income NAV Strategy, as well as chief executive officer and a director of VEREIT, Inc., the parent company of VEREIT OP, who provides certain services to us and our advisor through the Services Agreement. In addition, certain affiliates of CCI III Advisors act as advisors to CCPT IV, CCPT V, CCIT II, Cole Income NAV Strategy and/or other real estate offerings in registration, all of which are or intend to be public, non-listed REITs offered, distributed and/or sponsored by affiliates of CCI III Advisors. As such, there may be conflicts of interest where CCI III Advisors or its affiliates, while serving in the capacity as sponsor, general partner, officer, director, key personnel and/or advisor for VEREIT or another real estate program sponsored by CCO Group, including other real estate offerings in registration, may be in conflict with us in connection with providing services to other real estate-related programs related to property acquisitions, property dispositions, and property management among others. The compensation arrangements between affiliates of CCI III Advisors and these other real estate programs sponsored or operated by CCO Group could influence the advice provided to us. See Part I, Item 1. Business — Conflicts of Interest in our Annual Report on Form 10-K for the year ended December 31, 2017.
Off-Balance Sheet Arrangements
As of June 30, 2018 and December 31, 2017, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Market Risk
The market risk associated with financial instruments and derivative financial instruments is the risk of loss from adverse changes in market prices or interest rates. Our market risk arises primarily from interest rate risk relating to variable rate borrowings. To meet our short and long-term liquidity requirements, we borrow funds at a combination of fixed and variable rates. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to manage our overall borrowing costs. To achieve these objectives, from time to time, we may enter into interest rate hedge contracts such as swaps, collars and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. We do not intend to hold or issue these derivative contracts for trading or speculative purposes. As of June 30, 2018, we had no interest rate hedge contracts. We do not have any foreign operations and thus we are not exposed to foreign currency fluctuations.
Interest Rate Risk
In connection with the acquisition of our properties, we have obtained variable rate debt financing and are therefore exposed to changes in LIBOR. As of June 30, 2018, we had an aggregate of $29.5 million of variable rate debt outstanding under the Credit Facility, and a change of 50 basis points in interest rates would result in a change in interest expense of $147,000 per annum. In the future, we may obtain additional variable rate debt financing to fund certain property acquisitions and may be further exposed to interest rate changes. Our objectives in managing interest rate risks will be to limit the impact of interest rate changes on operations and cash flows and to lower overall borrowing costs. To achieve these objectives, we expect to borrow primarily at interest rates with the lowest margins available and, in some cases, with the ability to convert variable rates to fixed rates.
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
The factors considered in determining the credit risk of our tenants include, but are not limited to: payment history; credit status and change in status (credit ratings for public companies are used as a primary metric); change in tenant space needs (i.e., expansion/downsize); tenant financial performance; economic conditions in a specific geographic region; and industry specific credit considerations. We believe that the credit risk of our portfolio is reduced by the high quality of our existing tenants, reviews of prospective tenants’ risk profiles prior to lease execution and consistent monitoring of our portfolio to identify potential problem tenants and mitigation options.
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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of June 30, 2018 was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of June 30, 2018, were effective at a reasonable assurance level.
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
During the six months ended June 30, 2018, we paid distributions of $640,000, including $228,000 through the issuance of shares pursuant to the DRIP. Net cash provided by operating activities for the six months ended June 30, 2018 was $356,000. Prior to the adoption of ASU 2017-01 in April 2017, we treated our real estate acquisition-related fees and expenses as funded by proceeds from the Offering, including proceeds from the DRIP. Therefore, for consistency, proceeds from the issuance of common stock used as a source of distributions includes the amount by which real estate acquisition-related fees and expenses have reduced net cash flows from operating activities. The distributions paid during the six months ended June 30, 2018 were funded by cash flows from operating activities of $356,000, or 56%, and proceeds from the Offering from prior periods of $284,000, or 44%. The distributions paid during the six months ended June 30, 2017 were fully covered by cash flows from operations in excess of distributions from prior periods.
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
The proposed SEC standard of conduct for investment professionals could impact our ability to raise capital.
On April 18, 2018, the SEC proposed “Regulation Best Interest,” a new standard of conduct for broker-dealers under the Exchange Act that includes: (i) the requirement that broker-dealers refrain from putting the financial or other interests of the broker-dealer ahead of the retail customer, (ii) a new disclosure document, the consumer or client relationship summary, or Form CRS, which would require both investment advisers and broker-dealers to provide disclosure highlighting details about their services and fee structures and (iii) proposed interpretative guidance that would establish a federal fiduciary standard for investment advisers. The public comment period on Regulation Best Interest ended on August 7, 2018.
Proposed Regulation Best Interest is complex and may be subject to revision or withdrawal. Plan fiduciaries and the beneficial owners of IRAs are urged to consult with their own advisors regarding the impact that proposed Regulation Best Interest may have on purchasing and holding interests in our company. Proposed Regulation Best Interest or any other legislation or regulations that may be introduced or become law in the future could have negative implications on our ability to raise capital from potential investors, including those investing through IRAs.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
On September 22, 2016, our Registration Statement on Form S-11 (Registration No. 333-209128) for the offering of up to $2.5 billion in shares of common stock in the primary portion of the Offering, consisting of two classes of shares, Class A Shares at a price of $10.00 per share (up to $1.25 billion in shares) and Class T Shares at a price of $9.57 per share (up to $1.25 billion in shares), subject to reduction in certain circumstances, was declared effective under the Securities Act. The Registration Statement also covers the offering of up to $1.0 billion in shares of common stock pursuant to our DRIP, under which stockholders may elect to have distributions reinvested in additional shares at a price of $9.10 per share for both Class A Shares and Class T Shares, assuming a $10.00 per Class A Share primary offering price and a $9.57 per Class T Share primary offering price. Additionally, as of June 30, 2018, we were authorized to issue 10.0 million shares of preferred stock, but had none issued or outstanding.
As of June 30, 2018, we had issued approximately 2.6 million shares of common stock in the Offering for gross offering proceeds of $25.3 million ($18.6 million in Class A Shares and $6.7 million in Class T Shares) before organization and offering costs, selling commissions and dealer manager fees of $1.8 million, out of which we paid $1.6 million in selling commissions and dealer manager fees and $257,000 in organization and offering costs to CCI III Advisors or its affiliates. In addition, we pay CCO Capital a distribution and stockholder servicing fee for Class T Shares sold in the primary portion of the Offering. Pursuant to the dealer manager agreement, the distribution and stockholder servicing fee is calculated on a daily basis in an amount equal to 1/365th of 1.0% of the purchase price per share (or, once reported, the amount of the Company’s estimated per share net asset value) of the Class T Shares sold in the primary portion of the Offering. The aggregate distribution and stockholder servicing fee for Class T Shares will not exceed an amount equal to 4.0% of the total gross offering proceeds of Class T Shares sold in the primary portion of the Offering, or a lower limit agreed upon between the Company’s dealer manager and the participating broker-dealer at the time such Class T Shares were sold. We pay the distribution and stockholder servicing fee from cash flow from operations or, if our cash flow from operations is not sufficient to pay the distribution and stockholder servicing fee, from borrowings in anticipation of future cash flow. With the net offering proceeds and indebtedness, we acquired $49.6 million in real estate and related assets and incurred acquisition costs of $1.2 million, including costs of $995,000 in acquisition fees and expense reimbursements to CCI III Advisors. As of August 6, 2018, we have sold 2.2 million Class A Shares and 723,000 Class T Shares in the Offering for gross offering proceeds of $28.4 million ($21.5 million in Class A Shares and $6.9 million in Class T Shares).
Repurchase of Shares
None.
Unregistered Sales of Equity Securities
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
On August 9, 2018 the Board approved the adoption of the Cole Office & Industrial REIT (CCIT III), Inc. 2018 Equity Incentive Plan (the “Plan”). Under the Plan, the Board or a committee designated by the Board has the authority to grant restricted stock awards or deferred stock awards to non-employee directors of the Company, which will further align such directors’ interests with the interests of the Company’s stockholders. The Board or committee also has the authority to determine the terms of any award granted pursuant to the Plan, including vesting schedules, restrictions and acceleration of any restrictions. The Plan may be amended or terminated by the Board at any time.

Item 6.	Exhibits
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018 (and are numbered in accordance with Item 601 of Regulation S-K).

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
Date: August 13, 2018