Form 10-Q
period 2018-09-30
Cole Office & Industrial REIT (CCIT III), Inc.
filed 2018-11-13
CIK 1614976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒

Smaller reporting company	☐	Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒
As of November 7, 2018, there were approximately 2.4 million shares of Class A common stock and 744,000 shares of Class T common stock, par value per share of $0.01 each, of Cole Office & Industrial REIT (CCIT III), Inc. outstanding.

COLE OFFICE & INDUSTRIAL REIT (CCIT III), INC.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
COLE OFFICE & INDUSTRIAL REIT (CCIT III), INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2018	December 31, 2017
ASSETS
Real estate assets:
Land	$3,245,003	$3,245,003
Buildings and improvements	41,258,770	41,258,770
Intangible lease asset	5,101,432	5,101,432
Total real estate assets, at cost	49,605,205	49,605,205
Less: accumulated depreciation and amortization	(3,345,223)	(1,911,033)
Total real estate assets, net	46,259,982	47,694,172
Cash and cash equivalents	198,087	351,461
Rents and tenant receivables	781,182	1,018,825
Prepaid expenses	119,808	116,796
Deferred costs, net	543,264	950,978
Total assets	$47,902,323	$50,132,232
LIABILITIES AND STOCKHOLDERS’ EQUITY
Credit facility	$25,175,000	$31,975,000
Subordinate promissory note	—	1,600,000
Accrued expenses and accounts payable	486,007	853,388
Due to affiliates	202,530	278,394
Distributions payable	142,415	100,241
Deferred rental income	—	208,716
Total liabilities	26,005,952	35,015,739
Commitments and contingencies
Redeemable common stock	112,006	87,337
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value per share; 10,000,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.01 par value per share; 245,000,000 shares authorized, 2,277,352 and 1,436,855 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	22,774	14,369
Class T common stock, $0.01 par value per share; 245,000,000 shares authorized, 732,807 and 631,346 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	7,328	6,313
Capital in excess of par value	26,695,445	18,284,253
Accumulated distributions in excess of earnings	(4,941,182)	(3,275,779)
Total stockholders’ equity	21,784,365	15,029,156
Total liabilities, redeemable common stock, and stockholders’ equity	$47,902,323	$50,132,232
The accompanying notes are an integral part of these condensed consolidated financial statements.

COLE OFFICE & INDUSTRIAL REIT (CCIT III), INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues:
Rental income	$972,002	$674,566	$2,916,007	$2,023,699
Tenant reimbursement income	129,664	906,724	389,020	1,041,844
Total revenues	1,101,666	1,581,290	3,305,027	3,065,543
Operating expenses:
General and administrative	247,961	103,507	678,758	410,359
Property operating	3,212	2,756	9,913	9,165
Real estate tax	126,625	903,968	379,875	1,032,894
Advisory fees and expenses	—	—	—	60,565
Depreciation and amortization	478,063	358,286	1,434,190	1,074,858
Total operating expenses	855,861	1,368,517	2,502,736	2,587,841
Operating income	245,805	212,773	802,291	477,702
Other expense:
Interest expense and other, net	(429,149)	(347,889)	(1,384,477)	(1,168,619)
Net loss	$(183,344)	$(135,116)	$(582,186)	$(690,917)

Class A Common Stock:
Net loss	$(127,009)	$(106,288)	$(390,726)	$(600,648)
Basic and diluted weighted average number of common shares outstanding	2,226,550	1,197,224	1,844,223	859,523
Basic and diluted net loss per common share	$(0.06)	$(0.09)	$(0.21)	$(0.70)
Distributions declared per common share	$0.15	$0.15	$0.45	$0.45

Class T Common Stock:
Net loss	$(56,335)	$(28,828)	$(191,460)	$(90,269)
Basic and diluted weighted average number of common shares outstanding	721,678	257,529	685,064	117,531
Basic and diluted net loss per common share	$(0.08)	$(0.11)	$(0.28)	$(0.77)
Distributions declared per common share	$0.15	$0.15	$0.45	$0.45
The accompanying notes are an integral part of these condensed consolidated financial statements.

COLE OFFICE & INDUSTRIAL REIT (CCIT III), INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Class A Common Stock		Class T Common Stock		Capital in Excess of Par Value	Accumulated Distributions in Excess of Earnings	Total Stockholders’ Equity
	Number of Shares	Par Value	Number of Shares	Par Value
Balance, January 1, 2018	1,436,855	$14,369	631,346	$6,313	$18,284,253	$(3,275,779)	$15,029,156
Issuance of common stock	845,832	8,458	101,461	1,015	9,256,626	—	9,266,099
Distributions declared	—	—	—	—	—	(1,083,217)	(1,083,217)
Commissions on stock sales and related dealer manager fees	—	—	—	—	(646,448)	—	(646,448)
Other offering costs	—	—	—	—	(93,982)	—	(93,982)
Distribution and stockholder servicing fees	—	—	—	—	(32,373)	—	(32,373)
Redemptions of common stock	(5,335)	(53)	—	—	(47,962)	—	(48,015)
Changes in redeemable common stock	—	—	—	—	(24,669)	—	(24,669)
Net loss	—	—	—	—	—	(582,186)	(582,186)
Balance, September 30, 2018	2,277,352	$22,774	732,807	$7,328	$26,695,445	$(4,941,182)	$21,784,365
The accompanying notes are an integral part of these condensed consolidated financial statements.

COLE OFFICE & INDUSTRIAL REIT (CCIT III), INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(582,186)	$(690,917)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization, net	1,434,190	1,074,858
Amortization of deferred financing costs	421,000	370,396
Straight-line rental income	(114,970)	(161,622)
Changes in assets and liabilities:
Rents and tenant receivables	352,613	(793,476)
Prepaid expenses and other assets	(3,012)	(60,060)
Accrued expenses and accounts payable	(367,381)	317,426
Deferred rental income	(208,716)	4,092
Due to affiliates	(60,302)	(74,293)
Net cash provided by (used in) operating activities	871,236	(13,596)
Cash flows from investing activities:
Net cash used in investing activities	—	—
Cash flows from financing activities:
Proceeds from issuance of common stock	8,878,331	13,637,650
Redemptions of common stock	(48,015)	—
Offering costs on issuance of common stock	(740,430)	(1,077,033)
Distribution and stockholder servicing fees paid	(47,935)	(8,344)
Distributions to stockholders	(653,275)	(275,207)
Repayments of credit facility	(6,800,000)	(1,725,000)
Proceeds from subordinate promissory note	2,200,000	488,631
Repayment of subordinate promissory note	(3,800,000)	(10,788,631)
Deferred financing costs paid	(13,286)	—
Net cash (used in) provided by financing activities	(1,024,610)	252,066
Net (decrease) increase in cash and cash equivalents	(153,374)	238,470
Cash and cash equivalents, beginning of period	351,461	605,049
Cash and cash equivalents, end of period	$198,087	$843,519

Supplemental disclosures of non-cash investing and financing activities:
Distributions declared and unpaid	$142,415	$79,064
Change in accrued distribution and stockholder servicing fees due to affiliate	$32,373	$160,183
Common stock issued through distribution reinvestment plan	$387,768	$92,227
Supplemental Cash Flow Disclosures:
Interest paid	$980,687	$800,966
The accompanying notes are an integral part of these condensed consolidated financial statements.

COLE OFFICE & INDUSTRIAL REIT (CCIT III), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018 (Unaudited)
NOTE 1 — ORGANIZATION AND BUSINESS
Cole Office & Industrial REIT (CCIT III), Inc. (the “Company”) is a Maryland corporation that was incorporated on May 22, 2014, that elected to be taxed, and currently qualifies, as a real estate investment trust (“REIT”) for U.S. federal income tax purposes commencing with its taxable year ended December 31, 2017. The Company is the sole general partner of, and owns, directly or indirectly, 100% of the partnership interests in Cole Corporate Income Operating Partnership III, LP, a Delaware limited partnership.
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
In addition, as part of the Transaction, VEREIT OP and CCO Group, LLC entered into a services agreement (the “Services Agreement”) pursuant to which VEREIT OP is obligated to provide certain services to CCO Group and to the Company, Cole Credit Property Trust IV, Inc. (“CCPT IV”), Cole Credit Property Trust V, Inc. (“CCPT V”), Cole Office & Industrial REIT (CCIT II), Inc. (“CCIT II”) and Cole Real Estate Income Strategy (Daily NAV), Inc. (“Cole Income NAV Strategy”) (CCPT IV, CCPT V, CCIT III, Cole Income NAV Strategy and the Company, collectively, the “Cole REITs®”), including operational real estate support. VEREIT OP is obligated to provide such services through March 31, 2019 (or, if later, the date of the last government filing other than a tax filing made by any of the Cole REITs with respect to its 2018 fiscal year) (the “Initial Services Term”) and is obligated to provide consulting and research services through December 31, 2023 as requested by CCO Group, LLC.
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

COLE OFFICE & INDUSTRIAL REIT (CCIT III), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018 (Unaudited) – (Continued)

As of September 30, 2018, the Company had issued approximately 3.0 million shares of common stock in the Offering, including 62,000 shares issued pursuant to the DRIP, for gross proceeds of $29.1 million ($22.1 million in Class A Shares and $7.0 million in Class T Shares) before organization and offering costs, selling commissions and dealer manager fees of $2.1 million. In addition, the Company has paid distribution and stockholder servicing fees for Class T Shares sold in the primary portion of the Offering of $70,000 and accrued an estimated liability for future distribution and stockholder servicing fees payable of $202,000. The Company intends to use substantially all of the net proceeds from the Offering to acquire and operate a diversified portfolio of commercial real estate assets primarily consisting of single-tenant, income-producing necessity office and industrial properties, which are leased to creditworthy tenants under long-term leases, including distribution facilities, warehouses, manufacturing plants and corporate or regional headquarters in strategic locations. The Company expects that most of its properties will be subject to “net” leases, whereby the tenant will be primarily responsible for the property’s cost of repairs, maintenance, property taxes, utilities, insurance and other operating costs. As of September 30, 2018, the Company owned two office and industrial properties, comprising 391,000 rentable square feet of commercial space located in two states. As of September 30, 2018, the rentable square feet at these properties was 100% leased.
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
Reclassifications
Certain amounts in the Company’s prior period condensed consolidated financial statements have been reclassified to conform to the current period presentation. The Company has chosen to break out distribution and stockholder servicing fees paid of $8,000 from offering costs on issuance of common stock of $1.08 million, which was previously reported in total as $1.09 million in the Company’s condensed consolidated statements of cash flows for the nine months ended September 30, 2017. This reclassification had no effect on previously reported totals or subtotals.
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
September 30, 2018 (Unaudited) – (Continued)

Buildings	40 years
Site improvements	15 years
Tenant improvements	Lesser of useful life or lease term
Intangible lease assets	Lease term
Recoverability of Real Estate Assets
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate assets may not be recoverable. Impairment indicators that the Company considers include, but are not limited to: bankruptcy or other credit concerns of a property’s major tenant, such as a history of late payments, rental concessions and other factors; a significant decrease in a property’s revenues due to lease terminations; vacancies; co-tenancy clauses; reduced lease rates; changes in anticipated holding periods; or other circumstances. When indicators of potential impairment are present, the Company assesses the recoverability of the assets by determining whether the carrying amount of the assets will be recovered through the undiscounted future cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying amount, the Company will adjust the real estate assets to their respective fair values and recognize an impairment loss. Generally, fair value will be determined using a discounted cash flow analysis and recent comparable sales transactions. No impairment indicators were identified and no impairment losses were recorded during the nine months ended September 30, 2018 or 2017.
Assets Held for Sale
When a real estate asset is identified by the Company as held for sale, the Company will cease recording depreciation and amortization of the assets related to the property and estimate its fair value, net of selling costs. If, in management’s opinion, the fair value, net of selling costs, of the asset is less than the carrying amount of the asset, an adjustment to the carrying amount is then recorded to reflect the estimated fair value of the property, net of selling costs. There were no assets identified as held for sale as of September 30, 2018 or December 31, 2017.
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
In April 2017, the Company elected to early adopt Accounting Standards Update (“ASU”) No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”), which clarifies the definition of a business by adding guidance to assist entities in evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Beginning in April 2017, all real estate acquisitions qualified as asset acquisitions, and as such, acquisition-related fees and certain acquisition-related expenses related to these asset acquisitions were capitalized and allocated to tangible and intangible assets and liabilities, as described above. Prior to the adoption of ASU 2017-01 in April 2017, all of the Company’s real estate acquisitions were accounted for as business combinations and, as such, acquisition-related expenses related to these business combination acquisitions were expensed as incurred. Prior to April 2017, acquisition-related expenses in the Company’s condensed consolidated statements of operations primarily consisted of legal, deed transfer and other costs related to real estate purchase transactions, including costs incurred for deals that were not consummated. The Company expects its future acquisitions to qualify as asset acquisitions and, as such, the Company will allocate the purchase price to acquired tangible assets and identified intangible assets and liabilities on a relative fair value basis.

COLE OFFICE & INDUSTRIAL REIT (CCIT III), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018 (Unaudited) – (Continued)

Revenue Recognition
Certain properties have leases where the minimum rental payment increases during the term of the lease. The Company records rental income for the full term of each lease on a straight-line basis when earned and collectability is reasonably assured. When the Company acquires a property, the terms of existing leases are considered to commence as of the acquisition date for the purpose of this calculation. The Company defers the recognition of contingent rental income, such as percentage rents, until the specific target that triggers the contingent rental income is achieved. Expected reimbursements from tenants for recoverable real estate taxes and operating expenses are included in tenant reimbursement income in the period when such costs are incurred. Effective January 1, 2018, the Company adopted ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which supersedes the revenue recognition requirements in Revenue Recognition, Accounting Standards Codification (“ASC”) Topic 605 and requires an entity to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company records revenue for real estate taxes and insurance reimbursed by its tenants on the leased properties, with offsetting expenses in real estate taxes and property operating expenses, respectively, within the condensed consolidated statements of operations as the Company has concluded it is the primary obligor. The Company has identified its revenue streams as rental income from leasing arrangements and tenant reimbursement income, which are outside of the scope of Topic 606. The Company adopted ASU 2014-09 using the modified retrospective approach and determined it did not have a material impact on the Company’s condensed consolidated financial statements.
The Company continually reviews receivables related to rent, including any straight-line rent, and current and future operating expense reimbursements from tenants, and determines their collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of a receivable is uncertain, the Company will record an increase in the allowance for uncollectible accounts. As of September 30, 2018 and December 31, 2017, the Company did not have an allowance for uncollectible accounts.
Net Loss and Distributions Per Share
The Company has two classes of common stock. Accordingly, the Company utilizes the two-class method to determine its earnings per share, which can result in different earnings per share for each of the classes. Under the two-class method, earnings per share of each class of common stock are computed by dividing the sum of the distributed earnings to common stockholders and undistributed earnings allocated to common stockholders by the weighted average number of shares for each class of common stock for the respective period. The distributed earnings to Class T Share common stockholders represents distributions declared less the distribution and stockholder servicing fees paid with respect to Class T Shares sold in the primary portion of the Offering. Diluted income per share, when applicable, considers the effect of any potentially dilutive share equivalents, of which the Company had none for each of the three and nine months ended September 30, 2018 or 2017. Distributions per share are calculated based on the authorized daily distribution rate.
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
In February 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). The amendments in this update require that most lease obligations be recognized as a right of use asset with a corresponding liability on the balance sheet. The guidance also requires additional qualitative and quantitative disclosures to assess the amount, timing and uncertainty of cash flows arising from leases. ASU 2016-02 and subsequent amendments are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. The guidance, including optional practical expedients, should be implemented for the earliest period presented using a modified retrospective approach. The Company is currently in the process of finalizing its assessment of its inventory of leases that will be impacted by adoption of the new guidance. The Company does not expect the adoption to have a material impact on the accounting treatment of the Company’s net leases, which are the primary source of the Company’s revenues.
In August 2018, the FASB issued ASU No. 2018-13, Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). This ASU amends and removes several disclosure requirements including the valuation processes for Level 3 fair value measurements. ASU 2018-13 also modifies some disclosure requirements and requires additional disclosures for changes in unrealized gains and losses included in other comprehensive income for recurring Level 3 fair value measurements

COLE OFFICE & INDUSTRIAL REIT (CCIT III), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018 (Unaudited) – (Continued)

and requires the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The provisions of ASU 2018-13 are effective January 1, 2020 using a prospective transition method for amendments effecting changes in unrealized gains and losses, significant unobservable inputs used to develop Level 3 fair value measurements and narrative description on uncertainty of measurements. The remaining provisions of the ASU are to be applied retrospectively, and early adoption is permitted. The Company is evaluating the impact of this ASU's adoption, and does not believe this ASU will have a material impact on its condensed consolidated financial statements.
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
The following describes the methods the Company uses to estimate the fair value of the Company’s financial assets and liabilities:
Credit facility and subordinate promissory note — The fair value is estimated by discounting the expected cash flows based on estimated borrowing rates available to the Company as of the measurement date. These financial instruments are valued using Level 2 inputs. As of September 30, 2018, the estimated fair value of the Company’s debt was $25.3 million, compared to a carrying value of $25.2 million. As of December 31, 2017, the estimated fair value of the Company’s debt was $33.8 million, compared to a carrying value of $33.6 million. The carrying and fair values exclude net deferred financing costs.
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
Considerable judgment is necessary to develop estimated fair values of financial assets and liabilities. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize, or be liable for, on disposition of the financial assets and liabilities. As of September 30, 2018 and December 31, 2017, there have been no transfers of financial assets or liabilities between fair value hierarchy levels.
NOTE 4 — REAL ESTATE ASSETS
During the nine months ended September 30, 2018 and 2017, the Company did not acquire any properties.

COLE OFFICE & INDUSTRIAL REIT (CCIT III), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018 (Unaudited) – (Continued)

NOTE 5 — INTANGIBLE LEASE ASSETS
The Company’s intangible lease assets consisted of the following as of September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
In-place leases, net of accumulated amortization of $827,776 and $480,483, respectively
(with a weighted average life remaining of 10.0 years and 10.8 years, respectively)	$4,273,656	$4,620,949
Amortization expense for the in-place leases is included in depreciation and amortization in the accompanying condensed consolidated statements of operations. The following table summarizes the amortization expense related to the in-place lease assets for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
In-place lease amortization	$115,764	$90,558	$347,293	$271,672
As of September 30, 2018, the estimated amortization expense relating to the intangible lease assets is as follows:

Amortization Expense
In-Place Lease
Remainder of 2018	$115,765
2019	$463,058
2020	$463,058
2021	$463,058
2022	$463,058
NOTE 6 — CREDIT FACILITY AND SUBORDINATE PROMISSORY NOTE
As of September 30, 2018, the Company had $25.2 million of debt outstanding, with a weighted average interest rate of 4.4% and weighted average years to maturity of 1.0 years. The following table summarizes the debt balances as of September 30, 2018 and December 31, 2017, respectively, and the debt activity for the nine months ended September 30, 2018:

		During the Nine Months Ended September 30, 2018
	Balance as of December 31, 2017	Debt Issuance	Repayments	Balance as of September 30, 2018
Credit facility	$31,975,000	$—	$(6,800,000)	$25,175,000
Subordinate promissory note	1,600,000	2,200,000	(3,800,000)	—
Total debt	$33,575,000	$2,200,000	$(10,600,000)	$25,175,000
As of September 30, 2018, the Company had $25.2 million of debt outstanding under its secured credit facility (the “Credit Facility”) with JPMorgan Chase Bank, N.A. (“JPMorgan Chase”), as administrative agent, and the lenders under the credit agreement (as amended, the “Credit Agreement”), that provides for borrowings of up to $100.0 million in revolving loans (the “Revolving Loans”). The Revolving Loans mature on September 23, 2019; however, the Company may elect to extend the maturity date of such loans for up to two successive 12-month periods, subject to satisfying certain conditions contained in the Credit Agreement. These conditions include providing notice of the election and paying an extension fee of 0.2% of the maximum amount of the Revolving Loans.
Depending upon the type of loan specified and overall leverage ratio, the Credit Facility bears interest at (i) the one-month, two-month, three-month or six-month London Interbank Offered Rate (“LIBOR”) multiplied by the statutory reserve rate (the “Eurodollar Rate”) plus an interest rate spread ranging from 2.20% to 2.45%; or (ii) a base rate ranging from 1.20% to 1.45%, plus the greater of: (a) JPMorgan Chase’s Prime Rate (as defined in the Credit Agreement); (b) the Federal Funds Effective Rate (as defined in the Credit Agreement) plus 0.50%; or (c) the one-month LIBOR multiplied by the statutory reserve rate plus 1.0%. As of September 30, 2018, the Revolving Loans outstanding totaled $25.2 million at a weighted average interest rate of 4.4%. The Company had $74.8 million in unused capacity, subject to borrowing availability, as of September 30, 2018.

COLE OFFICE & INDUSTRIAL REIT (CCIT III), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018 (Unaudited) – (Continued)

The Credit Agreement contains provisions with respect to covenants, events of default and remedies customary for facilities of this nature. In particular, the Credit Agreement requires the Company to maintain a minimum consolidated net worth greater than or equal to 75% of the equity issued from the date of the Credit Agreement, a leverage ratio no greater than 60%, and a fixed charge coverage ratio equal to or greater than 1.50. The Company believes it was in compliance with the financial covenants of the Credit Agreement as of September 30, 2018.
On September 23, 2016, the Company entered into a $30.0 million subordinate, unsecured, revolving line of credit with VEREIT OP (the “Subordinate Promissory Note”). The Subordinate Promissory Note bore interest at a rate per annum equal to the sum of (a) one-month LIBOR, (b) the Credit Facility Margin (as defined in the Subordinate Promissory Note) and (c) 1.75%, with accrued interest payable monthly in arrears and principal due upon maturity. No amounts were outstanding under the Subordinate Promissory Note, which matured and expired on September 30, 2018. No financing coordination fees were paid to our advisor or its affiliates in connection with the Subordinate Promissory Note.
Liquidity and Financial Condition — The Company’s condensed consolidated financial statements as of September 30, 2018 and December 31, 2017, have been prepared assuming that the Company will continue its operations as a going concern. The Company believes cash on hand, net cash provided by operations and proceeds from the Offering will be sufficient to meet its obligations as they become due in the ordinary course of business for at least 12 months following the date these financial statements are issued. However, this evaluation assumes continued positive cash flows and the ability to extend the maturity of or refinance the Revolving Loans maturing September 23, 2019. The Company expects to extend the maturity date of the Revolving Loans through September 23, 2020, subject to lender approval and payment of an extension fee of 0.2% of the maximum amount of the Revolving Loans. The Company is in its start-up phase and dependent on raising capital to meet its capital requirements, including property acquisitions, stockholder distributions and repayment of maturing debt.
Maturities
The following table summarizes the scheduled aggregate principal repayments for the Company’s outstanding debt as of September 30, 2018:

Principal Repayments
Remainder of 2018	$—
2019	25,175,000
2020	—
2021	—
2022	—
Thereafter	—
Total	$25,175,000
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
September 30, 2018 (Unaudited) – (Continued)

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
Organization and offering expenses
All other organization and offering expenses associated with the sale of the Company’s common stock (excluding selling commissions, dealer manager fees and distribution and stockholder servicing fees) are paid by CCI III Advisors or its affiliates and are reimbursed by the Company up to 1.0% of aggregate gross offering proceeds, including proceeds from sales of shares under the DRIP. A portion of the other organization and offering expenses may be considered to be underwriting compensation. As of September 30, 2018, CCI III Advisors had paid organization and offering expenses in excess of the 1.0% of aggregate gross offering proceeds in connection with the Offering. These excess amounts were not included in the condensed consolidated financial statements of the Company because such amounts were not a liability of the Company as they exceeded 1.0% of gross proceeds from the Offering. As the Company raises additional proceeds from the Offering, these amounts may become payable.
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
Acquisition-related fees and expenses
The Company pays CCI III Advisors or its affiliates acquisition fees of up to 2.0% of: (i) the contract purchase price of each property or asset the Company acquires; (ii) the amount paid in respect of the development, construction or improvement of each asset the Company acquires; (iii) the purchase price of any loan the Company acquires; and (iv) the principal amount of any loan the Company originates. In addition, the Company reimburses CCI III Advisors or its affiliates for acquisition-related expenses incurred in the process of acquiring a property or the origination or acquisition of a loan, so long as the total

COLE OFFICE & INDUSTRIAL REIT (CCIT III), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018 (Unaudited) – (Continued)

acquisition fees and expenses relating to the transaction do not exceed 6.0% of the contract purchase price, unless otherwise approved by a majority of the Company’s board of directors, including a majority of the independent directors, as commercially competitive, fair and reasonable to the Company. During the three and nine months ended September 30, 2018 and 2017, no acquisition fees or expenses were incurred for any such services provided by CCI III Advisors or its affiliates.
Advisory fees and expenses
Pursuant to the advisory agreement, the Company pays CCI III Advisors a monthly advisory fee based upon the Company’s monthly average asset value, which is equal to the following amounts: (i) an annualized rate of 0.75% paid on the Company’s average asset value that is between $0 and $2.0 billion; (ii) an annualized rate of 0.70% paid on the Company’s average asset value that is between $2.0 billion and $4.0 billion; and (iii) an annualized rate of 0.65% paid on the Company’s average asset value that is over $4.0 billion. During the three and nine months ended September 30, 2018, these advisory fees exceeded the expense limit of the greater of 2.0% of the average invested assets or 25.0% of net income (see operating expenses below) and were not recognized in the condensed consolidated financial statements of the Company because such amounts were not contractually payable by the Company. As of September 30, 2018, $482,000 of advisory fees exceeded such expense limit. As the Company raises additional proceeds from the Offering and acquires additional properties, these amounts may become payable if future operating expenses are below the expense limits.
Operating expenses
The Company reimburses CCI III Advisors or its affiliates for the operating expenses they paid or incurred in connection with advisory and administrative services provided to the Company, subject to the limitation that the Company will not reimburse CCI III Advisors or its affiliates for any amount by which the operating expenses (including the advisory fee) at the end of the four preceding fiscal quarters exceed the greater of (i) 2.0% of average invested assets, or (ii) 25.0% of net income, excluding any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of assets for that period. The Company will not reimburse CCI III Advisors or its affiliates for compensation paid to the Company’s executive officers or employees of CCI III Advisors in connection with the services for which CCI III Advisors or its affiliates receive an acquisition fee, financing coordination fee or disposition fee. During the three and nine months ended September 30, 2018 and 2017, no operating expenses were reimbursed by the Company. During the three and nine months ended September 30, 2018 and 2017, CCI III Advisors paid or reimbursed the Company for operating expenses in excess of the greater of 2.0% of average invested assets or 25.0% of net income, which were not recognized in the condensed consolidated financial statements of the Company because such amounts were not contractually payable by the Company. As of September 30, 2018, $1.4 million of operating expenses exceeded such expense limit. As the Company raises additional proceeds from the Offering and acquires additional properties, these amounts may become payable.
Financing coordination fees
If CCI III Advisors provides services in connection with the origination, assumption or refinancing of any debt to acquire properties or to make other permitted investments, the Company will pay CCI III Advisors a financing coordination fee equal to 1.0% of the amount available and/or outstanding under such financing. However, CCI III Advisors will not be entitled to a financing coordination fee on any debt where CCI III Advisors previously received a fee unless (i) the maturity date of the refinanced debt was scheduled to occur less than one year after the date of the refinancing and the new loan has a term of at least five years or (ii) the new loan is approved by a majority of the independent directors; and provided, further, that no financing coordination fee will be paid in connection with loans advanced by an affiliate of CCI III Advisors. During the three and nine months ended September 30, 2018 and 2017, no financing coordination fees were incurred for any such services provided by CCI III Advisors or its affiliates.
Disposition fees
If CCI III Advisors or its affiliates provide a substantial amount of services (as determined by a majority of the Company’s independent directors) in connection with the sale of one or more properties (or the Company’s entire portfolio), the Company will pay CCI III Advisors or its affiliates a disposition fee in an amount equal to up to one-half of the real estate or brokerage commission paid by the Company to third parties on the sale of such properties, not to exceed 1.0% of the contract price of the properties sold; provided, however, in no event may the total disposition fees paid to CCI III Advisors, its affiliates, and unaffiliated third parties, exceed the lesser of the customary competitive real estate commission or an amount equal to 6.0% of the contract sales price. In addition, if CCI III Advisors or its affiliates provides a substantial amount of services (as determined by a majority of the Company’s independent directors) in connection with the sale of one or more assets other than properties, the Company may separately compensate CCI III Advisors or its affiliates at such rates and in such amounts as the Company’s board of directors, including a majority of the independent directors, and CCI III Advisors agree upon, not to exceed an amount

COLE OFFICE & INDUSTRIAL REIT (CCIT III), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018 (Unaudited) – (Continued)

equal to 1.0% of the contract price of the assets sold. During the three and nine months ended September 30, 2018 and 2017, no disposition fees were incurred for any such services provided by CCI III Advisors or its affiliates.
Subordinated performance fees
The Company will pay a subordinated performance fee under one of the following alternative events: (1) if the Company’s shares are listed on a national securities exchange, CCI III Advisors, or its affiliates, will be entitled to a subordinated performance fee equal to 15.0% of the amount, if any, by which (i) the market value of the Company’s outstanding stock plus distributions paid by the Company prior to listing, exceeds (ii) the sum of the total amount of capital raised from stockholders and the amount of distributions necessary to generate a 6.0% annual cumulative, non-compounded return to stockholders; (2) if the Company is sold or its assets are liquidated, CCI III Advisors will be entitled to a subordinated performance fee equal to 15.0% of the net sale proceeds remaining after stockholders have received, from regular distributions plus special distributions paid from proceeds of such sale, a return of their net capital invested and a 6.0% annual cumulative, non-compounded return; or (3) upon termination of the advisory agreement, CCI III Advisors may be entitled to a subordinated performance fee similar to the fee to which it would have been entitled had the portfolio been liquidated (based on an independent appraised value of the portfolio) on the date of termination. During the three and nine months ended September 30, 2018 and 2017, no subordinated performance fees were incurred related to any such events.
The Company incurred commissions, fees and expense reimbursements as shown in the table below for services provided by CCI III Advisors and its affiliates related to the services described above during the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Selling commissions	$155,630	$224,114	$466,239	$667,858
Dealer manager fees	$73,795	$106,715	$180,209	$270,510
Distribution and stockholder servicing fees(1)	$16,914	$6,162	$47,935	$8,344
Organization and offering costs	$38,497	$54,095	$93,982	$138,665
Advisory fees	$—	$—	$—	$60,565
______________________

(1)
Amounts are calculated for the respective period in accordance with the dealer manager agreement and exclude the estimated liability for future distribution and stockholder servicing fees payable to CCO Capital of $202,000, which is included in due to affiliates in the condensed consolidated balance sheets with a corresponding decrease to capital in excess of par value.

Services Agreement
Pursuant to the Services Agreement, VEREIT OP, which is affiliated with one of the Company’s directors, is obligated to provide certain services to CCO Group and to the Company, including operational real estate support. The Company is not a party to the Services Agreement. See Note 9 — Economic Dependency for a discussion of the Services Agreement.
Due to/from Affiliates
As of September 30, 2018 and December 31, 2017, $203,000 and $278,000, respectively, was recorded for services and expenses incurred, but not yet reimbursed, to CCI III Advisors or its affiliates. The amounts are primarily for future distribution and stockholder servicing fees and for operating expenses. The Company incurred $53,000 and $262,000, respectively, of interest expense related to the Subordinate Promissory Note during the nine months ended September 30, 2018 and the year ended December 31, 2017, of which $10,000 in interest had been incurred but not yet paid as of December 31, 2017. This amount was included in due to affiliates as of December 31, 2017 in the condensed consolidated balance sheet for such period.
As of December 31, 2017, $1,000 was due from CCI III Advisors or its affiliates related to amounts received by affiliates of the advisor which were due to the Company. No such amounts were due from CCI III Advisors or its affiliates as of September 30, 2018.

COLE OFFICE & INDUSTRIAL REIT (CCIT III), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018 (Unaudited) – (Continued)

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
Services Agreement
Pursuant to the Services Agreement, VEREIT OP is obligated to provide certain services to CCO Group and to the Company, including operational real estate support. VEREIT OP is obligated to provide such services through March 31, 2019 (or, if later, the date of the last government filing other than a tax filing made by any of the Cole REITs with respect to its 2018 fiscal year) and is obligated to provide consulting and research services through December 31, 2023 as requested by CCO Group, LLC.
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
NOTE 10 — OPERATING LEASES
The Company’s real estate assets are leased to tenants under operating leases for which the terms and expirations vary. As of September 30, 2018, the leases had a remaining weighted-average lease term of 9.9 years. The leases include provisions to extend the lease term, options for early termination after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other negotiated terms and conditions. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to the tenants.
The future minimum rental income from the Company’s real estate assets under the non-cancelable operating leases, assuming no exercise of renewal options, as of September 30, 2018, was as follows:

Future Minimum Rental Income
Remainder of 2018	$1,083,691
2019	3,808,708
2020	3,878,462
2021	3,756,969
2022	3,829,450
Thereafter	22,784,446
Total	$39,141,726
NOTE 11 — SUBSEQUENT EVENTS
The Company evaluated events subsequent to September 30, 2018, and concluded that no subsequent events have occurred that would require recognition or disclosure in the condensed consolidated unaudited financial statements.

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

•	We could be subject to risks associated with bankruptcies or insolvencies of tenants or from tenant defaults generally.

•	We have substantial indebtedness, which may affect our ability to pay distributions, and expose us to interest rate fluctuation risk and the risk of default under our debt obligations.

•	We may be affected by the incurrence of additional secured or unsecured debt.

•	We may not be able to achieve profitability.

•	We may not generate cash flows sufficient to pay our distributions to stockholders or meet our debt service obligations.

•	We may be affected by risks resulting from losses in excess of insured limits.

•	We may fail to remain qualified as a REIT for U.S. federal income tax purposes.

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
Overview
We were formed on May 22, 2014, and we elected to be taxed, and currently qualify, as a REIT for federal income tax purposes commencing with our taxable year ended December 31, 2017. We commenced our principal operations on September 22, 2016 when we satisfied the conditions of the escrow agreement regarding the minimum offering requirement and issued approximately 275,000 shares of common stock in the Offering. We have no paid employees and are externally advised and managed by CCI III Advisors. On February 1, 2018, the Transaction, as discussed in Note 1 — Organization and Business to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q, was completed. As a result of the Transaction, CIM indirectly owns and/or controls CCI III Advisors; our dealer manager, CCO Capital; our property manager, CREI Advisors; and CCO Group.
As part of the Transaction, pursuant to the Services Agreement, VEREIT OP is obligated to provide certain services to CCO Group and to us, including operational real estate support. VEREIT OP is obligated to provide such services through March 31, 2019 (or, if later, the date of the last government filing other than a tax filing made by any of the Cole REITs with respect to its 2018 fiscal year) and is obligated to provide consulting and research services through December 31, 2023 as requested by CCO Group, LLC.
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
Our operating results and cash flows are primarily influenced by rental income from our commercial properties, interest expense on our indebtedness, and acquisition and operating expenses. Rental income accounted for 88% of total revenue for both the three and nine months ended September 30, 2018, and 43% and 66% of total revenue for the three and nine months ended September 30, 2017, respectively. As 100% of our rentable square feet was under lease as of September 30, 2018, with a weighted average remaining lease term of 9.9 years, we believe our exposure to changes in commercial rental rates on our portfolio is substantially mitigated, except for vacancies caused by tenant bankruptcies or other factors. Our advisor regularly monitors the creditworthiness of each of our tenants by reviewing each tenant’s financial results, any available credit rating agency reports on the tenant or guarantor, the operating history of the property with such tenant, the tenant’s market share and track record within its industry segment, the general health and outlook of the tenant’s industry segment, and other information for changes and possible trends. If our advisor identifies significant changes or trends that may adversely affect the creditworthiness of a tenant, it will gather a more in-depth knowledge of the tenant’s financial condition and, if necessary, attempt to mitigate the tenant credit risk by evaluating the possible sale of the property, or identifying a possible replacement tenant should the current tenant fail to perform on the lease.
Portfolio Information
As of September 30, 2018, we owned two properties comprising approximately 391,000 rentable square feet of income-producing necessity corporate office and industrial space located in two states, which were 100% leased and had a weighted average remaining lease term of 9.9 years. As we have only acquired two properties, a discussion of same store sales is not considered meaningful and as such is not included in the results of operations.
Results of Operations
Our results of operations are influenced by the timing of our acquisitions and the operating performance of our real estate assets. The following table provides summary information about our results of operations for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		2018 vs 2017 Increase (Decrease)	Nine Months Ended September 30,		2018 vs 2017 Increase (Decrease)
	2018	2017		2018	2017
Total revenues	$1,101,666	$1,581,290	$(479,624)	$3,305,027	$3,065,543	$239,484
General and administrative expenses	$247,961	$103,507	$144,454	$678,758	$410,359	$268,399
Property operating expenses	$3,212	$2,756	$456	$9,913	$9,165	$748
Real estate tax expenses	$126,625	$903,968	$(777,343)	$379,875	$1,032,894	$(653,019)
Advisory fees and expenses	$—	$—	$—	$—	$60,565	$(60,565)
Depreciation and amortization	$478,063	$358,286	$119,777	$1,434,190	$1,074,858	$359,332
Operating income	$245,805	$212,773	$33,032	$802,291	$477,702	$324,589
Interest expense and other, net	$429,149	$347,889	$81,260	$1,384,477	$1,168,619	$215,858
Net loss	$(183,344)	$(135,116)	$48,228	$(582,186)	$(690,917)	$(108,731)
Revenues
Our revenue consists primarily of rental and other property income from net leased commercial properties. We also incur certain operating expenses that are subject to reimbursement by our tenants, which results in tenant reimbursement income.
The decrease in revenue of $480,000 during the three months ended September 30, 2018, as compared to the same period in 2017, was primarily due to a decrease in certain operating expenses subject to reimbursement by our tenants, resulting in $130,000 and $907,000 in tenant reimbursement income during the three months ended September 30, 2018 and 2017, respectively. This decrease was partially offset by an increase in rental income due to the acquisition of one additional rental income-producing property acquired subsequent to September 30, 2017. Rental and other property income from net leased commercial properties accounted for 88% and 43% of total revenue for the three months ended September 30, 2018 and 2017, respectively.
The increase in revenue of $239,000 during the nine months ended September 30, 2018, as compared to the same period in 2017, was primarily due to the acquisition of one additional rental income-producing property acquired subsequent to September 30, 2017. Rental and other property income from net leased commercial properties accounted for 88% and 66% of our total revenues for the nine months ended September 30, 2018 and 2017, respectively. This increase in rental income was partially offset by a decrease in certain operating expenses subject to reimbursement by our tenants resulting in $389,000 in tenant reimbursement income during the nine months ended September 30, 2018, compared to $1.0 million during the same period in 2017.
General and Administrative Expenses
The primary general and administrative expense items are unused fees on the Credit Facility, board of directors costs, accounting and legal fees and professional fees.

The increase in general and administrative expenses of $144,000 and $268,000 during the three and nine months ended September 30, 2018, respectively, as compared to the same periods in 2017, was primarily due to an increase in advisor operating expense reimbursements, coupled with increases in bank fees and board of directors costs.
Property Operating Expenses
Property operating expenses such as property repairs, maintenance and property-related insurance include both reimbursable and non-reimbursable property expenses. We are reimbursed by tenants for certain property operating expenses in accordance with the respective lease agreements.
Property operating expenses remained consistent for the three and nine months ended September 30, 2018 compared to the same periods in 2017.
Real Estate Tax Expenses
The decrease in real estate tax expenses of $777,000 and $653,000 during the three and nine months ended September 30, 2018, respectively, as compared to the same periods in 2017, was primarily due to decreased tax assessments on one property during the three and nine months ended September 30, 2018.
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
The decrease in advisory fees and expenses of $61,000 during the nine months ended September 30, 2018, as compared to the same period in 2017, was primarily due to our expenses exceeding the greater of 2.0% of our average invested assets or 25.0% of net income and therefore such excess amount was not recognized and payable; see Note 8 — Related-Party Transactions and Arrangements to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q.
There were no advisory fees and expenses paid for the three months ended September 30, 2018 and 2017 as our expenses exceeded the greater of 2.0% of our average invested assets or 25.0% of net income and therefore such excess amount was not recognized and payable; see Note 8 — Related-Party Transactions and Arrangements to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q.
Depreciation and Amortization
The increase in depreciation and amortization expenses of $120,000 and $360,000 during the three and nine months ended September 30, 2018, respectively, as compared to the same periods in 2017, was primarily due to the acquisition of one additional rental income-producing property subsequent to September 30, 2017.
Interest Expense and Other, Net
The increase in interest expense and other, net of $81,000 and $216,000 during the three and nine months ended September 30, 2018, respectively, as compared to the same periods in 2017, was primarily due to an increase in the weighted average interest rate to 4.4% as of September 30, 2018, from 3.7% as of September 30, 2017, coupled with an increase in the average aggregate amount of debt outstanding to $25.7 million and $29.7 million during the three and nine months ended September 30, 2018, respectively, compared to an average outstanding debt balance of $22.0 million and $26.3 million for the three and nine months ended September 30, 2017, respectively.
Distributions
Our board of directors authorized a daily distribution, based on 365 days in the calendar year, of $0.001643836 per Class A Share for stockholders of record of such class of shares as of the close of business on each day of the period commencing on January 1, 2018 and ending on March 31, 2019. Our board of directors authorized a daily distribution on Class T Shares for stockholders of record of such class of shares as of the close of business on each day of the period commencing on January 1, 2018 and ending on March 31, 2019 equal to $0.001643836 per Class T Share, less the per share distribution and stockholder servicing fees that are payable with respect to the Class T Shares (as calculated on a daily basis). As of September 30, 2018, the Company had distributions payable of $142,000.

The following table presents distributions and sources of distributions for the periods indicated below:

	Nine Months Ended September 30,
	2018		2017
	Amount	Percent	Amount	Percent
Distributions paid in cash	$653,275	63%	$275,207	75%
Distributions reinvested	387,768	37%	92,227	25%
Total distributions	$1,041,043	100%	$367,434	100%
Sources of distributions:
Net cash provided by operating activities (1)	$871,236	84%	$—	—%
Proceeds from issuance of common stock (2)	169,807	16%	367,434	100%
	$1,041,043	100%	$367,434	100%
____________________________________

(1)	Net cash provided by operating activities for the nine months ended September 30, 2018 was $871,236 and net cash used in operating activities for the nine months ended September 30, 2017 was $13,596.

(2)
Prior to the adoption of ASU 2017-01 in April 2017, we treated our real estate acquisition-related fees and expenses as funded by proceeds from the Initial Offering, including proceeds from the DRIP. Therefore, for consistency, proceeds from the issuance of common stock used as a source of distributions for the nine months ended September 30, 2018 and 2017 includes the amount by which real estate acquisition-related fees and expenses have reduced net cash flows from operating activities in prior periods.

Share Redemptions
Our share redemption program permits our stockholders to sell their shares back to us after they have held them for at least one year, subject to certain conditions and limitations. We may waive the one-year holding period requirement upon request due to a stockholder’s death or bankruptcy or other exigent circumstances as determined by our advisor. In addition, our board of directors may choose to amend the terms of, suspend or terminate our share redemption program at any time upon 30 days’ notice. Funding for the redemption of shares will generally be limited to the net proceeds we receive from the sale of shares under the DRIP, net of shares redeemed to date. We will not redeem in excess of 5.0% of the weighted average number of shares outstanding during the trailing 12 months prior to the end of the fiscal quarter for which the redemptions are being paid. In addition, we will generally limit quarterly redemptions to approximately 1.25% of the weighted average number of shares outstanding during the trailing 12-month period ending on the last day of the fiscal quarter for which the redemptions are being paid, and to the net proceeds we receive from the sale of shares in the respective quarter under the DRIP. In addition, our board of directors may choose to amend the terms of, suspend or terminate our share redemption program at any time upon 30 days’ notice. We will not redeem in excess of 5.0% of the weighted average number of shares outstanding during the trailing 12 months prior to the end of the fiscal quarter for which the redemptions are being paid. Any of the foregoing limits might prevent us from accommodating all redemption requests made in any fiscal quarter or in any 12-month period. During the nine months ended September 30, 2018, we received valid redemption requests under our share redemption program totaling approximately 5,300 shares, all of which we redeemed as of September 30, 2018 for $48,000 at a redemption price of $9.00 per share. A valid redemption request is one that complies with the applicable requirements and guidelines of our share redemption program then in effect.
Liquidity and Capital Resources
General
We expect to utilize funds from the Offering and future proceeds from secured or unsecured financing to complete future property acquisitions and for general corporate uses. Our operating cash flows will primarily be provided by the rental income received from leased properties. As of September 30, 2018, we had raised $29.1 million of gross proceeds from the Offering before organization and offering costs, selling commissions and dealer manager fees of $2.1 million.
Our Credit Facility provides for aggregate borrowings of up to $100.0 million. As of September 30, 2018, we had $74.8 million in unused capacity, subject to borrowing availability. As of September 30, 2018, we also had cash and cash equivalents of $198,000.

Short-term Liquidity and Capital Resources
We expect our operating cash flows to increase as we continue to acquire properties. On a short-term basis, our principal demands for funds will be for the acquisition of real estate assets and the payment of acquisition-related fees and expenses, operating expenses, distributions to stockholders and interest and principal on current and any future debt financings, including principal repayments of $25.2 million due September 23, 2019. We expect to meet our short-term liquidity requirements through net cash flows provided by operations and proceeds from the Offering, as well as secured or unsecured borrowings from banks and other lenders to finance our future acquisitions. We expect to extend the maturity date of the Revolving Loans through September 23, 2020, subject to lender approval and payment of an extension fee of 0.2% of the maximum amount of the Revolving Loans. We believe our cash on hand, net cash provided by operations and proceeds from the Offering will be sufficient to meet our obligations as they become due in the ordinary course of business for at least 12 months following the date these financial statements are issued. However, this evaluation assumes continued positive cash flows and the ability to extend the maturity of or refinance the Revolving Loans maturing September 23, 2019, and sufficient proceeds from the Offering. We are in our start-up phase and are dependent on raising capital to meet our capital requirements, including for property acquisitions, stockholder distributions and repayment of maturing debt.
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
Contractual Obligations
As of September 30, 2018, we had $25.2 million of debt outstanding, with a weighted average interest rate of 4.4%. See Note 6 — Credit Facility and Subordinate Promissory Note to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q for certain terms of our debt outstanding.
Our contractual obligations as of September 30, 2018 were as follows:

	Payments due by period (1)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Principal payments – Credit Facility	$25,175,000	$25,175,000	$—	$—	$—
Interest payments – Credit Facility (2)	1,083,422	1,083,422	—	—	—
Total	$26,258,422	$26,258,422	$—	$—	$—
______________________

(1)	The table does not include amounts due to CCI III Advisors or its affiliates pursuant to our advisory agreement because such amounts are not fixed and determinable.

(2)	Payment obligations for the Revolving Loans are based on a weighted interest rate of 4.4% as of September 30, 2018.
We expect to incur additional borrowings in the future to acquire additional properties and other real estate-related assets. There is no limitation on the amount we may borrow against any single improved property. Our borrowings will not exceed 75% of the cost of our gross assets (or 300% of net assets) as of the date of any borrowing, which is the maximum level of indebtedness permitted under the North American Securities Administrators Association Statement of Policy Regarding Real Estate Investment Trusts; however, we may exceed that limit if approved by a majority of our independent directors and disclosed to our stockholders in the next quarterly report along with justification for such excess borrowing. As of

September 30, 2018, our ratio of debt to the cost (before deducting depreciation or other non-cash reserves) of our gross real assets was 50.8%.
Our management reviews net debt as part of its management of our overall liquidity, financial flexibility, capital structure and leverage, and we therefore believe that the presentation of net debt provides useful information to stockholders. Net debt is a non-GAAP measure used to show our outstanding principal debt balance, excluding certain GAAP adjustments, such as premiums or discounts, less all cash and cash equivalents. As of September 30, 2018, our net debt leverage ratio, which is the ratio of net debt to total gross real estate assets net of gross intangible lease liabilities, if applicable, was 50.4%.
The following table provides a reconciliation of the Credit Facility and Subordinate Promissory Note balance, as reported on our condensed consolidated balance sheet, to net debt as of September 30, 2018:

Balance as of September 30, 2018
Credit facility and subordinate promissory note	$25,175,000
Less: Cash and cash equivalents	(198,087)
Net debt	$24,976,913
Gross real estate assets	$49,605,205
Net debt leverage ratio	50.4%
Cash Flow Analysis
Operating Activities. Net cash provided by operating activities increased by $885,000 for the nine months ended September 30, 2018, compared to the same period in 2017. The increase was primarily due to the acquisition of one additional rental income-producing property subsequent to September 30, 2017, resulting in increases in net income before non-cash adjustments for depreciation, amortization of intangibles, amortization of deferred financing costs, as well as a decrease in straight-line rental income and a net increase in the changes in working capital. See “ — Results of Operations” for a more complete discussion of the factors impacting our operating performance.
Financing Activities. Net cash used in financing activities was $1.0 million for the nine months ended September 30, 2018, compared to net cash provided by financing activities of $252,000 for the nine months ended September 30, 2017. The change was primarily due to a decrease in our net proceeds from issuance of common stock and increases in distributions to stockholders and deferred financing costs paid, offset by a decrease in net repayments on the Subordinate Promissory Note and Credit Facility.
Election as a REIT
We elected to be taxed, and currently qualify, as a REIT for federal income tax purposes commencing with our taxable year ended December 31, 2017. To maintain our qualification as a REIT, we must continue to meet certain requirements relating to our organization, sources of income, nature of assets, distributions of income to our stockholders and recordkeeping. As a REIT, we generally are not subject to federal income tax on taxable income that we distribute to our stockholders so long as we distribute at least 90% of our annual taxable income (computed without regard to the dividends paid deduction and excluding certain non-cash items and net capital gains).
If we fail to maintain our qualification as a REIT for any reason in a taxable year and applicable relief provisions do not apply, we will be subject to tax on our taxable income at regular corporate rates. We will not be able to deduct distributions paid to our stockholders in any year in which we fail to maintain our qualification as a REIT. We also will be disqualified for the four taxable years following the year during which qualification was lost, unless we are entitled to relief under specific statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders. However, we believe that we are organized and operate in such a manner as to maintain our qualification as a REIT for federal income tax purposes. No provision for federal income taxes has been made in our accompanying condensed consolidated financial statements. We are subject to certain state and local taxes related to the operations of properties in certain locations, which have been provided for in our accompanying condensed consolidated financial statements.
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
Related-Party Transactions and Agreements
We have entered into agreements with CCI III Advisors and its affiliates, whereby we agree to pay certain fees to, or reimburse certain expenses of, CCI III Advisors or its affiliates, such as acquisition and advisory fees and expenses, organization and offering costs, selling commissions, dealer manager fees and expenses, distribution and stockholder servicing fees, leasing fees and reimbursement of certain operating costs. In addition, pursuant to the Services Agreement, VEREIT OP, which is affiliated with one of our directors, is obligated to provide certain services to CCO Group and to us, including operational real estate support. We are not a party to the Services Agreement. See Note 8 — Related-Party Transactions and Arrangements to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q for a discussion of the various related-party transactions, agreements and fees.
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
Off-Balance Sheet Arrangements
As of September 30, 2018 and December 31, 2017, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Market Risk
The market risk associated with financial instruments and derivative financial instruments is the risk of loss from adverse changes in market prices or interest rates. Our market risk arises primarily from interest rate risk relating to variable rate borrowings. To meet our short and long-term liquidity requirements, we borrow funds at a combination of fixed and variable rates. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to manage our overall borrowing costs. To achieve these objectives, from time to time, we may enter into interest rate hedge contracts such as swaps, collars and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. We do not intend to hold or issue these derivative contracts for trading or speculative purposes. As of September 30, 2018, we had no interest rate hedge contracts. We do not have any foreign operations and thus we are not exposed to foreign currency fluctuations.
Interest Rate Risk
In connection with the acquisition of our properties, we have obtained variable rate debt financing and are therefore exposed to changes in LIBOR. As of September 30, 2018, we had an aggregate of $25.2 million of variable rate debt outstanding under the Credit Facility, and a change of 50 basis points in interest rates would result in a change in interest expense of $126,000 per annum. In the future, we may obtain additional variable rate debt financing to fund certain property acquisitions and may be further exposed to interest rate changes. Our objectives in managing interest rate risks will be to limit the impact of interest rate changes on operations and cash flows and to lower overall borrowing costs. To achieve these objectives, we expect to borrow primarily at interest rates with the lowest margins available and, in some cases, with the ability to convert variable rates to fixed rates.
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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of September 30, 2018 was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of September 30, 2018, were effective at a reasonable assurance level.
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
To the extent that cash flows from operations has been or is insufficient to fully cover our distributions to our stockholders, we have paid, and may in the future pay, some or all of our distributions from sources other than cash flows from operations. Such sources may include borrowings, proceeds from asset sales or the sale of our securities. We have no limits on the amounts we may use to pay distributions from sources other than cash flow from operations. The payment of distributions from sources other than cash provided by operating activities may reduce the amount of proceeds available for acquisitions and operations or cause us to incur additional interest expense as a result of borrowed funds, and may cause subsequent holders of our common stock to experience dilution. This may negatively impact the value of our common stock.
The following table presents distributions and sources of distributions for the periods indicated below:

	Nine Months Ended		Year Ended
	September 30, 2018		December 31, 2017
	Amount	Percent	Amount	Percent
Distributions paid in cash	$653,275	63%	$448,362	71%
Distributions reinvested	387,768	37%	179,564	29%
Total distributions	$1,041,043	100%	$627,926	100%
Sources of distributions:
Net cash provided by operating activities (1)	$871,236	84%	$533,676	85%
Proceeds from issuance of common stock (2)	169,807	16%	94,250	15%
	$1,041,043	100%	$627,926	100%
____________________________________

(1)	Net cash provided by operating activities for the nine months ended September 30, 2018 and for the year ended December 31, 2017 was $871,236 and $533,676, respectively.

(2)
Prior to the adoption of ASU 2017-01 in April 2017, we treated our real estate acquisition-related fees and expenses as funded by proceeds from the Offering, including proceeds from the DRIP. Therefore, for consistency, proceeds from the issuance of common stock used as a source of distributions for the nine months ended September 30, 2018 and for the year ended December 31, 2017 includes the amount by which real estate acquisition-related fees and expenses have reduced net cash flows from operating activities in prior periods.

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
On September 22, 2016, our Registration Statement on Form S-11 (Registration No. 333-209128) for the offering of up to $2.5 billion in shares of common stock in the primary portion of the Offering, consisting of two classes of shares, Class A Shares at a price of $10.00 per share (up to $1.25 billion in shares) and Class T Shares at a price of $9.57 per share (up to $1.25 billion in shares), subject to reduction in certain circumstances, was declared effective under the Securities Act. The Registration Statement also covers the offering of up to $1.0 billion in shares of common stock pursuant to our DRIP, under which stockholders may elect to have distributions reinvested in additional shares at a price of $9.10 per share for both Class A Shares and Class T Shares, assuming a $10.00 per Class A Share primary offering price and a $9.57 per Class T Share primary offering price. Additionally, as of September 30, 2018, we were authorized to issue 10.0 million shares of preferred stock, but had none issued or outstanding.
As of September 30, 2018, we had issued approximately 3.0 million shares of common stock in the Offering for gross offering proceeds of $29.1 million ($22.1 million in Class A Shares and $7.0 million in Class T Shares) before organization and offering costs, selling commissions and dealer manager fees of $2.1 million, out of which we paid $1.8 million in selling commissions and dealer manager fees and $296,000 in organization and offering costs to CCI III Advisors or its affiliates. In addition, we pay CCO Capital a distribution and stockholder servicing fee for Class T Shares sold in the primary portion of the Offering. Pursuant to the dealer manager agreement, the distribution and stockholder servicing fee is calculated on a daily basis in an amount equal to 1/365th of 1.0% of the purchase price per share (or, once reported, the amount of the Company’s estimated per share net asset value) of the Class T Shares sold in the primary portion of the Offering. The aggregate distribution and stockholder servicing fee for Class T Shares will not exceed an amount equal to 4.0% of the total gross offering proceeds of Class T Shares sold in the primary portion of the Offering, or a lower limit agreed upon between the Company’s dealer manager and the participating broker-dealer at the time such Class T Shares were sold. We pay the distribution and stockholder servicing fee from cash flow from operations or, if our cash flow from operations is not sufficient to pay the distribution and stockholder servicing fee, from borrowings in anticipation of future cash flow. With the net offering proceeds and indebtedness, we acquired $49.6 million in real estate and related assets and incurred acquisition costs of $1.2 million, including costs of $995,000 in acquisition fees and expense reimbursements to CCI III Advisors. As of November 7, 2018, we have sold 2.3 million Class A Shares and 744,000 Class T Shares in the Offering for gross offering proceeds of $30.0 million ($22.9 million in Class A Shares and $7.1 million in Class T Shares).
Our board of directors has adopted a share redemption program that permits our stockholders to sell their shares back to us after they have held them for at least one year, subject to the significant conditions and limitations described in the Registration Statement. We may waive the one-year holding period upon request due to a stockholder’s death, bankruptcy or other exigent circumstances as determined by our advisor. In addition, our board of directors may choose to amend the terms of, suspend or terminate our share redemption program at any time upon 30 days’ notice. Funding for the redemption of shares will generally be limited to the cumulative net proceeds we receive from the sale of shares under the DRIP, net of shares redeemed to date. Under our share redemption program, we will not redeem in excess of 5.0% of the weighted average number of shares outstanding during the trailing 12 months prior to the end of the fiscal quarter for which the redemptions are being paid. In addition, we will generally limit quarterly redemptions to approximately 1.25% of the weighted average number of shares outstanding during the trailing 12-month period ending on the last day of the fiscal quarter for which the redemptions are being paid, and to the net proceeds we receive from the sale of shares in the respective quarter under the DRIP. Any of the foregoing limits might prevent us from accommodating all redemption requests made in any fiscal quarter or in any 12-month period.

In general, we redeem shares on a quarterly basis. During the three months ended September 30, 2018, we redeemed shares, including those redeemable due to death, as follows:

Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2018 – July 31, 2018
Class A Shares	—	$—	—	(1)
Class T Shares	—	$—	—	(1)
August 1, 2018 – August 31, 2018
Class A Shares	5,335	$9.00	5,335	(1)
Class T Shares	—	$—	—	(1)
September 1, 2018 – September 30, 2018
Class A Shares	—	$—	—	(1)
Class T Shares	—	$—	—	(1)
Total	5,335		5,335	(1)
______________________

(1)	A description of the maximum number of shares that may be purchased under our share redemption program is included in the narrative preceding this table.
Unregistered Sales of Equity Securities
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018 (and are numbered in accordance with Item 601 of Regulation S-K).

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

3.3	Bylaws of Cole Office & Industrial REIT (CCIT III), Inc. (Incorporated by reference to Exhibit 3.3 to the Company’s Form S-11 (File No. 333-209128), filed on January 26, 2016).
4.1	Form of Initial Subscription Agreement (Incorporated by reference to Exhibit 4.1 to Post-effective Amendment No. 7 to the Company’s Form S-11 (File No. 333-209128), filed on September 21, 2018).
4.2	Form of Additional Subscription Agreement (Incorporated by reference to Exhibit 4.2 to Post-effective Amendment No. 7 to the Company’s Form S-11 (File No. 333-209128), filed on September 21, 2018).
4.3	Distribution Reinvestment Plan (Incorporated by reference to Exhibit 10.3 to Post-effective Amendment No. 7 to the Company’s Form S-11 (File No. 333-209128), filed on September 21, 2018).
10.1
Cole Office & Industrial REIT (CCIT III), Inc. 2018 Equity Incentive Plan (Incorporated by reference to Exhibit 10.17 to Post-effective Amendment No. 7 to the Company’s Form S-11 (File No. 333-209128), filed on September 21, 2018).

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
Date: November 13, 2018