Form 10-K
period 2018-12-31
Cole Office & Industrial REIT (CCIT III), Inc.
filed 2019-03-26
CIK 1614976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒

Smaller reporting company	☐	Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
There is no established market for the registrant’s shares of common stock. There were approximately 1.7 million shares of Class A common stock and 702,175 shares of Class T common stock held by non-affiliates as of June 29, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, for an aggregate market value of $23.5 million, assuming a market value of $10.00 per share of Class A common stock and $9.57 per share of Class T common stock, the offering prices per share as of June 29, 2018 in the registrant’s initial public offering exclusive of any available discounts for certain categories of purchasers. Effective February 19, 2019, the estimated per share net asset value of the registrant’s Class A common stock and Class T common stock as of December 31, 2018 is $8.60 per share.
As of March 14, 2019, there were approximately 2.5 million shares of Class A common stock and 756,000 shares of Class T common stock, par value per share of $0.01 each, of Cole Office & Industrial REIT (CCIT III), Inc. outstanding.
Documents Incorporated by Reference:
The Registrant incorporates by reference portions of the Cole Office & Industrial REIT (CCIT III), Inc. Definitive Proxy Statement for the 2019 Annual Meeting of Stockholders (into Items 10, 11, 12, 13 and 14 of Part III).

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
The following are some, but not all, of the assumptions, risks, uncertainties and other factors that could cause our actual results to differ materially from those presented in our forward-looking statements:

•	We may be unable to renew leases, lease vacant space or re-lease space as leases expire on favorable terms or at all.

•	We are subject to risks associated with tenant, geographic and industry concentrations with respect to our properties.

•	Our properties, intangible assets and other assets may be subject to impairment charges.

•	We could be subject to unexpected costs or unexpected liabilities that may arise from potential dispositions.

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
General Description of the Business and Operations
Cole Office & Industrial REIT (CCIT III), Inc. (the “Company,” “we,” “our” or “us”) is a non-exchange traded REIT formed as a Maryland corporation on May 22, 2014. We elected to be taxed, and currently qualify, as a REIT for U.S. federal income tax purposes under the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), commencing with our taxable year ended December 31, 2017. We generally acquire and operate commercial real estate assets, primarily consisting of single-tenant, income-producing necessity office and industrial properties, which are leased to creditworthy tenants under long-term leases. As of December 31, 2018, we owned two office and industrial properties, comprising 391,000 rentable square feet of commercial space located in two states. As of December 31, 2018, the rentable square feet at these properties was 100% leased.
Substantially all of our business is conducted through our operating partnership, Cole Corporate Income Operating Partnership III, LP, a Delaware limited partnership (“CCI III OP”), of which we are the sole general partner and own, directly or indirectly, 100% of the partnership interests.
We are externally managed by Cole Corporate Income Management III, LLC (“CCI III Management”) (formerly known as Cole Corporate Income Advisors III, LLC), an affiliate of CIM Group, LLC (“CIM”), a vertically-integrated owner and operator of real assets with multidisciplinary expertise and in-house research, acquisition, credit analysis, development, finance, leasing, and asset management capabilities headquartered in Los Angeles, California with offices in Oakland, California; Bethesda, Maryland; Dallas, Texas; New York, New York; Chicago, Illinois; and Phoenix, Arizona. We have no paid employees and rely upon our advisor and its affiliates to provide substantially all of our day-to-day management. Pursuant to an advisory agreement with us, CCI III Management is responsible for managing our affairs on a day-to-day basis and for identifying and making acquisitions and investments on our behalf. Pursuant to the advisory agreement, CCI III Management has fiduciary obligations to us and our stockholders. Our advisory agreement with CCI III Management is for a one-year term and is considered for renewal on an annual basis by our board of directors (our “Board”).
On February 1, 2018, CIM acquired CCO Group, LLC and its subsidiaries (collectively, “CCO Group”) from VEREIT Operating Partnership, L.P. (“VEREIT OP”), a subsidiary of VEREIT, Inc. (“VEREIT”) (the “Transaction”). CCO Group, LLC owns and controls CCI III Management, our advisor, and is the indirect owner of CCO Capital, LLC (“CCO Capital”), our dealer manager, and CREI Advisors, LLC (“CREI Advisors”), our property manager. CCO Group serves as our sponsor and as a sponsor to Cole Credit Property Trust IV, Inc. (“CCPT IV”), Cole Credit Property Trust V, Inc. (“CCPT V”), Cole Office & Industrial REIT (CCIT II), Inc. (“CCIT II”) and CIM Income NAV, Inc. (formerly known as Cole Real Estate Income Strategy (Daily NAV), Inc.) (“CIM Income NAV”).
As part of the Transaction, VEREIT OP and CCO Group, LLC entered into a services agreement (the “Services Agreement”) pursuant to which VEREIT OP is obligated to provide certain services to CCO Group and to us through March 31, 2019 (or, if later, the date of the last government filing other than a tax filing made by us, CCPT IV, CCPT V, CCIT II, and/or CIM Income NAV with respect to its 2018 fiscal year) (the “Initial Services Term”) and is obligated to provide consulting and research services through December 31, 2023 as requested by CCO Group, LLC. The services provided by VEREIT OP during the Initial Services Term, including but not limited to any advisory, dealer manager and property management services, have been, or by March 31, 2019, will be, transitioned to, and will be provided directly by, our sponsor, advisor, dealer manager or an affiliate thereof.
We were initially capitalized on July 14, 2014 when VEREIT OP, a former affiliated entity of our sponsor and the operating partnership of VEREIT, acquired 8,000 shares of common stock (later designated as Class A shares of common stock) for $200,000. Effective as of December 30, 2015, we effected a stock split, whereby every one share of our common stock issued and outstanding was split into two and one-half shares of common stock, resulting in 20,000 Class A shares of common stock issued and outstanding as of such date.
On September 22, 2016, we commenced our initial public offering on a “best efforts” basis, offering up to a maximum of $3.5 billion in shares of common stock (the “Offering”). Pursuant to the Offering, we are also offering up to $2.5 billion in shares of our common stock pursuant to the primary offering, consisting of two classes of shares: Class A common stock (“Class A Shares”) at a price of $10.00 per share (up to $1.25 billion in shares) and Class T common stock (“Class T Shares”) at a price of $9.57 per share (up to $1.25 billion in shares). Pursuant to the Offering, we are also offering up to $1.0 billion in shares of our common stock pursuant to the distribution reinvestment plan (the “DRIP”) under which our stockholders may elect to have distributions reinvested in additional shares at a purchase price during the Offering equal to the per share primary offering price net of selling commissions and dealer manager fees, or $9.10 per share for both Class A Shares and Class T

Shares, assuming a $10.00 per Class A Share primary offering price and a $9.57 per Class T Share primary offering price. Pursuant to the DRIP, distributions on Class A Shares are reinvested in Class A Shares and distributions in Class T Shares are reinvested in Class T Shares.
Effective December 31, 2018, the primary portion of the Offering was terminated. We intend to continue to issue shares of our common stock pursuant to the DRIP portion of the Offering.
Our Board establishes an estimated per share net asset value (“NAV”) of the Company’s common stock for purposes of assisting broker-dealers in meeting their customer account statement reporting obligations under National Association of Securities Dealers Conduct Rule 2340. On February 13, 2019, our Board established an estimated per share NAV of $8.60 per share for both Class A Shares and Class T Shares using a valuation date of December 31, 2018. This was the first determination of our estimated per share NAV.
We will issue Class A Shares and Class T Shares under the DRIP at a price per share equal to the most recent estimated per share NAV as determined by our Board. Commencing on February 19, 2019, following our Board’s determination of an estimated per share NAV on February 13, 2019, distributions will be reinvested under the DRIP at a price of $8.60 per share for both Class A Shares and Class T Shares, the estimated per share NAV as of December 31, 2018, as determined by our Board. Additionally, $8.60 per share will serve as the most recent estimated per share NAV for purposes of the share redemption program.
As of December 31, 2018, we had issued approximately 3.1 million shares of common stock in the Offering, including 82,000 shares issued pursuant to the DRIP, for gross proceeds of $30.5 million ($23.4 million in Class A Shares and $7.1 million in Class T Shares) before organization and offering costs, selling commissions and dealer manager fees of $2.2 million. In addition, we paid distribution and stockholder servicing fees for Class T Shares sold in the primary portion of the Offering of $87,000 and accrued an estimated liability for future distribution and stockholder servicing fees payable of $188,000.
Investment Strategy and Objectives
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
Acquisition and Investment Policies
Our charter requires that our independent directors review our investment policies, described below, at least annually to determine that our policies are in the best interests of our stockholders. Except to the extent that investment policies and limitations are included in our charter, our Board may revise our investment policies without the approval of our stockholders. Investment policies that are provided in our charter may only be amended by a vote of stockholders holding a majority of our outstanding shares, unless the amendments do not adversely affect the rights, preferences and privileges of our stockholders.
Types of Assets
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
We target for acquisition recently constructed, high quality industrial properties that are of necessity to a single principal tenant, subject to a long-term net lease, and used for purposes such as warehousing, distribution, light manufacturing, research and development, or industrial flex facilities. We also expect that our portfolio will include recently constructed, high quality, low-, mid- or high-rise office buildings that are of necessity to a principal tenant, subject to a long-term net lease, and used for purposes such as a corporate, regional or product-specific headquarters. It is our present intention to hold substantially all of the properties that we acquire for a period of more than five years.
We expect that some of our office and industrial properties may be multi-tenant properties, anchored by one or more principal tenants, who are creditworthy and subject to long-term net leases. We expect that, from time to time, we may enter into corporate development projects, designed to construct an income-producing office or industrial property to serve one or more creditworthy tenants. Our goal is to acquire a portfolio of properties that are diversified by way of location and industry, in order to minimize the potential adverse impact of economic slow-downs or downturns in local markets or a specific industry.
There is no limitation on the number, size or type of properties that we may acquire, or on the percentage of net proceeds of the Offering that may be used to acquire a single property. The number and mix of properties comprising our portfolio will depend upon real estate market conditions and other circumstances existing at the time we acquire properties. We are not restricted to acquisitions of office and industrial properties. We will not forgo a high quality asset because it does not precisely fit our expected portfolio composition. See “— Other Possible Investments” below for a description of other types of real estate and real estate-related investments we may make.
We incur debt to acquire properties when CCI III Management determines that incurring such debt is in our best interests and in the best interests of our stockholders. In addition, from time to time, we may acquire some properties without financing and later incur mortgage debt secured by one or more of such properties if favorable financing terms are available. We use the proceeds from these loans to acquire additional properties. See “— Borrowing Policies” below for a more detailed description of our borrowing intentions and limitations.
Real Estate Underwriting Process
In evaluating potential property acquisitions consistent with our investment objectives, CCI III Management applies a well-established underwriting process to determine the creditworthiness of potential tenants. We consider a tenant to be creditworthy if we believe that the tenant has sufficient assets, cash flow generation and stability of operations to meet its obligations under the lease. Similarly, CCI III Management applies credit underwriting criteria to possible new tenants when we are leasing properties in our portfolio. Many of the tenants of our properties will be creditworthy entities having high net worth and operating income. CCI III Management’s underwriting process includes analyzing the financial data and other available information about the tenant, such as income statements, balance sheets, net worth, cash flow, business plans, data provided by industry credit rating services, and/or other information CCI III Management may deem relevant. Generally, these tenants must have a proven track record in order to meet the credit tests applied by CCI III Management. In addition, we may obtain guarantees of leases by the corporate parent of the tenant, in which case CCI III Management will analyze the creditworthiness of the guarantor. In many instances, especially in sale-leaseback situations where we are acquiring a property from a company and simultaneously leasing it back to the company under a long-term lease, we will meet with such company’s senior management to discuss the company’s business plan and strategy.
When using debt rating agencies, a tenant typically will be considered creditworthy when the tenant has an “investment grade” debt rating by Moody’s Investors Service (“Moody’s”) of Baa3 or better, a credit rating by Standard & Poor’s Financial Services LLC (“Standard & Poor’s”) of BBB- or better, or its payments are guaranteed by a company with such rating. Changes in tenant credit ratings, coupled with future acquisition and disposition activity, may increase or decrease our concentration of creditworthy tenants in the future.
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
While we will utilize ratings by Moody’s and Standard & Poor’s as one factor in determining whether a tenant is creditworthy, CCI III Management also considers other factors in determining whether a tenant is creditworthy for the purpose of meeting our investment objectives. CCI III Management’s underwriting process considers information provided by third-party analytical services, along with CCI III Management’s own analysis of the financial condition of the tenant and/or the guarantor, the operating history of the property with the tenant, the tenant’s market share and track record within the tenant’s industry segment, the general health and outlook of the tenant’s industry segment, the strength of the tenant’s management team and the terms and length of the lease at the time of the acquisition.
Description of Leases
We expect, in most instances, to continue to acquire properties with existing double-net or triple-net leases. “Net” leases mean leases that typically require tenants to pay all or a majority of the operating expenses, including real estate taxes, special assessments and sales and use taxes, utilities, maintenance, insurance and building repairs related to the property, in addition to the lease payments. Triple-net leases typically require the tenant to pay all costs associated with a property (e.g., real estate taxes, insurance, maintenance and repairs, including roof, structure and parking lot). Double-net leases typically hold the landlord responsible for the capital expenditures for the roof and structure, while the tenant is responsible for all lease payments and remaining operating expenses associated with the property (e.g., real estate taxes, insurance and maintenance). We expect that double-net and triple-net leases will help ensure the predictability and stability of our expenses, which we believe will result in greater predictability and stability of our cash distributions to stockholders. Not all of our properties are, or will be subject to, net leases. Since each lease is an individually negotiated contract between two or more parties, each lease will have different obligations of both the landlord and tenant. Many large national tenants have standard lease forms that generally do not vary from property to property. We will have limited ability to revise the terms of leases to those tenants. We may acquire properties with tenants subject to “gross” leases. “Gross” leases means leases that typically require the tenant to pay a flat rental amount and we would pay for all property charges regularly incurred as a result of our owning the property. When spaces in a property become vacant, existing leases expire, or we acquire properties under development or requiring substantial refurbishment or renovation, we generally expect to enter into net leases.
We generally expect to enter into long-term leases that have terms of ten years or more; however, certain leases may have a shorter term. We may acquire properties under which the lease term has partially expired. We also may acquire properties with shorter lease terms if the property is in an attractive location, if the property is difficult to replace, or if the property has other significant favorable real estate attributes. Under most commercial leases, tenants are obligated to pay a predetermined annual base rent. Some of the leases also will contain provisions that increase the amount of base rent payable at points during the lease term. We expect that many of our leases will contain periodic rent increases. Generally, the leases require each tenant to procure, at its own expense, commercial general liability insurance, as well as property insurance covering the building for the full replacement value and naming the ownership entity and the lender, if applicable, as the additional insureds on the policy. Tenants will be required to provide proof of insurance by furnishing a certificate of insurance to CCI III Management on an annual basis. The insurance certificates will be tracked and reviewed for compliance by CCI III Management personnel responsible for property and risk management. As a precautionary measure, we may obtain, to the extent available, secondary liability insurance, as well as loss of rents insurance that covers one year of annual rent in the event of a rental loss.
Some leases may require that we procure insurance for both commercial general liability and property damage; however, generally the premiums are fully reimbursable from the tenant. In such instances, the policy will list us as the named insured and the tenant as the additional insured.

We do not expect to permit leases to be assigned or subleased without our prior written consent. If we do consent to an assignment or sublease, generally we expect the terms of such consent to provide that the original tenant will remain fully liable under the lease unless we release that original tenant from its obligations.
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
Acquisition Decisions
CCI III Management has substantial discretion with respect to the selection of our specific acquisitions, subject to our investment and borrowing policies, which are approved by our Board. In pursuing our investment objectives and making acquisition decisions on our behalf, CCI III Management evaluates the proposed terms of the acquisition against all aspects of the transaction, including the condition and financial performance of the asset, the terms of existing leases and the creditworthiness of the tenant, and property location and characteristics. Because the factors considered, including the specific weight we place on each factor, vary for each potential acquisition, we do not, and are not able to, assign a specific weight or level of importance to any particular factor. CCI III Management procures and reviews an independent valuation estimate on the proposed acquisition. In addition, CCI III Management, to the extent such information is available, considers the following:
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

CCI III Management also reviews the terms of each existing lease by considering various factors, including:
•rent escalations;
•remaining lease term;
•renewal option terms;
•tenant purchase options;
•termination options;
•scope of the landlord’s maintenance, repair and replacement requirements;
•projected net cash flow yield; and
•projected internal rates of return.
Our Board has adopted a policy to prohibit acquisitions from affiliates of CCI III Management unless a majority of our directors (including a majority of our independent directors) not otherwise interested in the transaction determine that the transaction is fair and reasonable to us and certain other conditions are met. See the section captioned “— Acquisition of Properties from Affiliates of CCI III Management” below.
Conditions to Closing Our Acquisitions
 Generally, we condition our obligation to close the purchase of any acquisition on the delivery and verification of certain documents from the seller or developer, including, where appropriate:

•plans and specifications;
•surveys;
•evidence of marketable title, subject to such liens and encumbrances as are acceptable to CCI III Management;
•financial statements covering recent operations of properties having operating histories;
•title and liability insurance policies; and
•estoppel certificates.
In addition, we will take such steps as we deem necessary with respect to potential environmental matters. See the section captioned “— Environmental Matters” below.
We may enter into purchase and sale arrangements with a seller or developer of a suitable property under development or construction. In such cases, we will be obligated to purchase the property at the completion of construction, provided that the construction conforms to definitive plans, specifications, and costs approved by us in advance. In such cases, prior to our acquiring the property, we generally receive a certificate of an architect, engineer or other appropriate party, stating that the property complies with all plans and specifications. If renovation or remodeling is required prior to the purchase of a property, we expect to pay a negotiated maximum amount to the seller upon completion.
In determining whether to purchase a particular property, we may, in accordance with customary practices, obtain an option to purchase such property. The amount paid for an option, if any, normally is forfeited if the property is not purchased and credited against the purchase price if the property is purchased.
In the purchasing, leasing and development of properties, we are subject to risks generally incident to the ownership of real estate. Refer to Part I, Item 1A. Risk Factors — General Risks Related to Real Estate Assets in this Annual Report on Form 10-K.
Ownership Structure
Our real estate acquisitions generally take the form of holding fee title or a long-term leasehold estate. We expect to acquire such interests either directly through our operating partnership or indirectly through limited liability companies, limited partnerships or other entities owned and/or controlled by our operating partnership. We may acquire properties by acquiring the entity that holds the desired properties. We also may acquire properties through participations in joint ventures, partnerships, co-tenancies or other co-ownership arrangements with third parties, including the developers of the properties or affiliates of CCI III Management. See the section captioned “— Joint Ventures” below.
Joint Ventures
We may enter into joint ventures, partnerships, co-tenancies and other co-ownership arrangements with affiliated entities of CCI III Management, including other real estate programs sponsored or operated by CCO Group, or other affiliates of CCI III Management, and other third parties for the acquisition, development or improvement of properties or the acquisition of other real estate-related assets. We may also enter into such arrangements with real estate developers, owners and other unaffiliated third parties for the purpose of developing, owning and operating real properties. In determining whether to invest in a particular joint venture, CCI III Management will evaluate the underlying real property or other real estate-related asset using the same criteria described above in “— Acquisition Decisions.” CCI III Management also will evaluate the joint venture or co-ownership partner and the proposed terms of the joint venture or a co-ownership arrangement.
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
In the event we enter into a joint venture or other co-ownership arrangements with CIM or its affiliates, or another real estate program sponsored or operated by CCO Group, CCI III Management’s officers, key persons and affiliates may have conflicts of interest. The co-venturer may have economic or business interests or goals that are or may become inconsistent with our business interests or goals. In addition, CCI III Management’s officers and key persons may face a conflict in structuring the terms of the relationship between our interests and the interests of the affiliated co-venturer and in managing the joint venture. Since some or all of CCI III Management’s officers and key persons will also advise the affiliated co-venturer, agreements and transactions between us and any other co-venturer sponsored or operated by CCO Group will not have the benefit of arm’s-length negotiation of the type normally conducted between unrelated co-venturers, which may result in the co-venturer receiving benefits greater than the benefits that we receive. In addition, we may assume liabilities related to the joint venture that exceed the percentage of our investment in the joint venture.
We may enter into joint ventures with other real estate programs sponsored or operated by CCO Group, CCI III Management, one or more of our directors, or any of their respective affiliates, only if a majority of our directors (including a majority of our independent directors) not otherwise interested in the transaction approve the transaction as being fair and reasonable to us and on substantially the same terms and conditions as those received by unaffiliated joint venturers, and the cost of our investment must be supported by a current appraisal of the asset.
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
In the event that we elect to engage in development or construction projects, in order to help ensure performance by the builders of properties that are under construction, completion of such properties will be guaranteed at the contracted price by a completion guaranty, completion bond or performance bond. CCI III Management may rely upon the substantial net worth of the contractor or developer or a personal guarantee accompanied by financial statements showing a substantial net worth provided by an affiliate of the person entering into the construction or development contract as an alternative to a completion bond or performance bond. Development of real estate properties is subject to risks relating to a builder’s ability to control construction costs or to build in conformity with plans, specifications and timetables. Refer to Part I, Item 1A. Risk Factors — General Risks Related to Real Estate Assets in this Annual Report on Form 10-K.
We may make periodic progress payments or other cash advances to developers and builders of our properties prior to completion of construction, but only upon receipt of an architect’s certification as to the percentage of the project then completed and as to the dollar amount of the construction then completed. We intend to use such additional controls on disbursements to builders and developers as we deem necessary or prudent. We may directly employ one or more project managers, including CCI III Management or an affiliate of CCI III Management, to plan, supervise and implement the development of any unimproved properties that we may acquire. Such persons would be compensated directly by us or through an affiliate of CCI III Management and reimbursed by us. In either event, the compensation would reduce the amount of any construction fee, development fee or acquisition fee that we would otherwise pay to CCI III Management or its affiliate.
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
Other Possible Investments
Although we have acquired and expect to continue to acquire primarily real estate assets, our portfolio may also include other real estate-related assets, such as mortgage, mezzanine, bridge and other loans and securities related to real estate assets, frequently, but not necessarily always, in the office and industrial sector; however, we do not intend for such real estate-related assets to constitute a significant portion of our asset portfolio; and we will evaluate our assets to ensure that any such investments do not cause us to lose our REIT status, cause us or any of our subsidiaries to be an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”), or cause our advisor to have assets under management that could require our advisor to register as an investment adviser under the Investment Advisers Act of 1940, as amended. We may make adjustments to our target portfolio based on real estate market conditions and investment opportunities.

Thus, to the extent that CCI III Management presents us with high quality investment opportunities that allow us to meet the REIT requirements under the Internal Revenue Code, and do not cause us, our operating partnership or any other subsidiaries to meet the definition of an “investment company” under the Investment Company Act, our portfolio composition may vary from what we initially expect. Our Board has broad discretion to change our investment policies in order for us to achieve our investment objectives.
Investing in and Originating Loans. The criteria that CCI III Management will use in making or investing in loans on our behalf is substantially the same as those involved in acquiring properties for our portfolio. We do not intend to make loans to other persons, to underwrite securities of other issuers or to engage in the purchase and sale of any types of assets other than those relating to real estate. However, unlike our properties which we expect to hold in excess of five years, we expect that the average duration of loans will typically be one to five years.
We generally do not expect to make or invest in loans that are not directly or indirectly secured by real estate. We will not make or invest in mortgage loans on any one property if the aggregate amount of all mortgage loans outstanding on the property, including our loan, would exceed an amount equal to 85% of the appraised value of the property, as determined by an appraisal, unless we find substantial justification due to other underwriting criteria. We may find such justification in connection with the purchase of loans in cases in which we believe there is a high probability of our foreclosure upon the property in order to acquire the underlying assets and in which the cost of the loan investment does not exceed the fair market value of the underlying property. We will not invest in or make loans unless an appraisal has been obtained concerning the underlying property, except for those loans insured or guaranteed by a government or government agency. In cases in which a majority of our independent directors so determine, and in the event the transaction is with CCO Group, CCI III Management, any of our directors or their respective affiliates, the appraisal will be obtained from a certified independent appraiser to support its determination of fair market value.
We may invest in first, second and third mortgage loans, mezzanine loans, bridge loans, wraparound mortgage loans, construction mortgage loans on real property and loans on leasehold interest mortgages. However, we will not make or invest in any loans that are subordinate to any mortgage or equity interest of CCO Group, CCI III Management, any of our directors or any of its or our affiliates. We also may invest in participations in mortgage loans. A mezzanine loan is a loan made in respect of certain real property but is secured by a lien on the ownership interests of the entity that, directly or indirectly, owns the real property. A bridge loan is short-term financing for an individual or business, until permanent or the next stage of financing can be obtained. Second mortgage and wraparound loans are secured by second or wraparound deeds of trust on real property that is already subject to prior mortgage indebtedness. A wraparound loan is one or more junior mortgage loans having a principal amount equal to the outstanding balance under the existing mortgage loan, plus the amount actually to be advanced under the wraparound mortgage loan. Under a wraparound loan, we would generally make principal and interest payments on behalf of the borrower to the holders of the prior mortgage loans. Third mortgage loans are secured by third deeds of trust on real property that is already subject to prior first and second mortgage indebtedness. Construction loans are loans made for either original development or renovation of property. Construction loans in which we would generally consider an investment would be secured by first deeds of trust on real property for terms of six months to two years. Loans on leasehold interests are secured by an assignment of the borrower’s leasehold interest in the particular real property. These loans are generally for terms of six months to 15 years. The leasehold interest loans are either amortized over a period that is shorter than the lease term or have a maturity date prior to the date the lease terminates. These loans would generally permit us to cure any default under the lease. Participations in mortgage loans are investments in partial interests of mortgages of the type described above that are made and administered by third-party mortgage lenders.
In evaluating prospective loan investments, CCI III Management will consider factors such as the following:
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

•in the case of mezzanine loans, the ability to acquire the underlying real property; and
•other factors that CCI III Management believes are relevant.
In addition, we will seek to obtain a customary lender’s title insurance policy or commitment as to the priority of the mortgage or condition of the title. Because the factors considered, including the specific weight we place on each factor, will vary for each prospective loan investment, we do not, and are not able to, assign a specific weight or level of importance to any particular factor.
We may originate loans from mortgage brokers or personal solicitations of suitable borrowers, or may purchase existing loans that were originated by other lenders. CCI III Management will evaluate all potential loan investments to determine if the security for the loan and the loan-to-value ratio meets our investment criteria and objectives. Most loans that we will consider for investment would provide for monthly payments of interest and some may also provide for principal amortization, although many loans of the nature that we will consider provide for payments of interest only and a payment of principal in full at the end of the loan term. We will not originate loans with negative amortization provisions.
We will not invest in indebtedness secured by a mortgage on real property which is subordinate to the lien of other indebtedness, except where the amount of the subordinated debt, plus the outstanding amount of senior debt, does not exceed 90% of the appraised value of the property, if after giving effect thereto, the value of all such investments will not then exceed 25% of our tangible assets. The value of all investments in subordinated debt which do not meet the aforementioned requirements will be limited to 10% of our tangible assets. We do not have any other policies directing the portion of our assets that may be invested in construction loans, mezzanine loans, bridge loans, loans secured by leasehold interests and second, third and wraparound mortgage loans. However, we recognize that these types of loans are riskier than first deeds of trust or first priority mortgages on income-producing, fee-simple properties, and we expect to minimize the amount of these types of loans in our portfolio, to the extent that we make or invest in loans at all. CCI III Management will evaluate the fact that these types of loans are riskier in determining the rate of interest on the loans. We do not have any policy that limits the amount that we may invest in any single loan or the amount we may invest in loans to any one borrower. We are not limited as to the amount of gross offering proceeds that we may use to invest in or originate loans.
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
We may also make investments in commercial mortgage-backed securities (“CMBS”) to the extent permitted by the NASAA REIT Guidelines. CMBS are securities that evidence interests in, or are secured by, a single commercial mortgage loan or a pool of commercial mortgage loans. CMBS are generally pass-through certificates that represent beneficial ownership interests in common law trusts whose assets consist of defined portfolios of one or more commercial mortgage loans. They are typically issued in multiple tranches whereby the more senior classes are entitled to priority distributions from the trust’s income. Losses and other shortfalls from expected amounts to be received on the mortgage pool are borne by the most subordinate classes, which receive payments only after the more senior classes have received all principal and/or interest to which they are entitled. CMBS are subject to all of the risks of the underlying mortgage loans. We may invest in investment grade and non-investment grade CMBS classes. Our Board has adopted a policy to limit any investments in non-investment grade CMBS to not more than 10% of our total assets.

Borrowing Policies
CCI III Management believes that utilizing borrowings to make acquisitions is consistent with our investment objective of maximizing the return to stockholders. By operating on a leveraged basis, we have more funds available for acquiring properties. This allows us to make more acquisitions than would otherwise be possible, potentially resulting in a more diversified portfolio.
At the same time, CCI III Management believes in utilizing leverage in a moderate fashion. While there is no limitation on the amount we may borrow against any single improved property, our charter limits our aggregate borrowings to 75% of the cost of our gross assets (or 300% of net assets) (before deducting depreciation or other non-cash reserves) unless excess borrowing is approved by a majority of our independent directors and disclosed to our stockholders in the next quarterly report along with the justification for such excess borrowing. Consistent with CCI III Management’s approach toward the moderate use of leverage, our Board has adopted a policy to further limit our borrowings to 60% of the greater of cost (before deducting depreciation or other non-cash reserves) or fair market value of our gross assets, unless excess borrowing is approved by a majority of our independent directors and disclosed to our stockholders in the next quarterly report along with a justification for such excess borrowing. CCI III Management will target a leverage of 50% of the greater of cost (before deducting depreciation or other non-cash reserves) or fair market value of our gross assets. As of December 31, 2018, our ratio of debt to total gross assets net of gross intangible lease liabilities was 48.7% (47.5% including adjustments to debt for cash and cash equivalents).
CCI III Management will use its best efforts to obtain financing on the most favorable terms available to us. CCI III Management has substantial discretion with respect to the financing we obtain, subject to our borrowing policies, which have been approved by our Board. Lenders may have recourse to assets not securing the repayment of the indebtedness. CCI III Management may refinance properties during the term of a loan, but we expect this would occur only in limited circumstances, such as when a decline in interest rates makes it beneficial to prepay an existing mortgage, when an existing mortgage matures or if an attractive asset becomes available and the proceeds from the refinancing can be used to purchase such asset. The benefits of the refinancing may include increased cash flow resulting from reduced debt service requirements and an increase in property ownership if some refinancing proceeds are reinvested in real estate.
Our ability to increase our diversification through borrowing may be adversely impacted if banks and other lending institutions reduce the amount of funds available for loans secured by real estate. When interest rates on mortgage loans are high or financing is otherwise unavailable on a timely basis, we may purchase properties for cash with the intention of obtaining a mortgage loan for a portion of the purchase price at a later time. To the extent that we do not obtain mortgage loans on our properties, our ability to acquire additional properties will be restricted and we may not be able to adequately diversify our portfolio. Refer to Part I, Item 1A. Risk Factors — Risks Associated with Debt Financing in this Annual Report on Form 10-K.
We may not borrow money from any of our directors, CCO Group, CCI III Management or any of their affiliates unless such loan is approved by a majority of the directors (including a majority of our independent directors) not otherwise interested in the transaction as fair, competitive and commercially reasonable and no less favorable to us than a comparable loan between unaffiliated parties.
For services in connection with the origination, assumption or refinancing of any debt to acquire properties or to make other permitted investments, we will pay CCI III Management a financing coordination fee equal to 1.0% of the amount available and/or outstanding under such financing. CCI III Management will not be entitled to a financing coordination fee on any debt where CCI III Management previously received such a fee unless (1) the maturity date of the refinanced debt was scheduled to occur less than one year after the date of the refinancing and the new loan has a term of at least five years or (2) the new loan is approved by a majority of our independent directors; and provided, further, that no financing coordination fee will be paid in connection with loans advanced by an affiliate of CCI III Management. In the event CCI III Management subcontracts with a third party for the provision of financing coordination services with respect to a particular financing or financings, CCI III Management will compensate the third party through the financing coordination fee.
Disposition Policies
We generally intend to hold each property we acquire for an extended period, generally in excess of five years. Holding periods for other real estate-related assets may vary. Regardless of intended holding periods, circumstances might arise that could cause us to determine to sell an asset before the end of the expected holding period if we believe the sale of the asset would be in the best interests of our stockholders. The determination of whether a particular asset should be sold or otherwise disposed of will be made after consideration of relevant factors, including prevailing and projected economic conditions, current tenant rolls and tenant creditworthiness, whether we could apply the proceeds from the sale of the asset to make other acquisitions, whether disposition of the asset would increase cash flow, and whether the sale of the asset would be a prohibited transaction under the Internal Revenue Code or otherwise impact our status as a REIT for federal income tax purposes. The selling price of a property that is net leased will be determined in large part by the amount of rent payable under the lease. If a tenant has a repurchase option at a formula price, we may be limited in realizing any appreciation. In connection with our sales of properties, we may lend the purchaser all or a portion of the purchase price. In these instances, our taxable income may exceed the cash received in the sale. As of December 31, 2018, we had not sold any properties.
Acquisition of Properties from Affiliates of CCI III Management
We may acquire properties or interests in properties from, or in co-ownership arrangements with, entities affiliated with CCI III Management, including properties acquired from affiliates of CCI III Management engaged in construction and development of commercial real properties. We will not acquire any property from an affiliate of CCI III Management unless a majority of our directors (including a majority of our independent directors) not otherwise interested in the transaction determine that the transaction is fair and reasonable to us. The purchase price that we will pay for any property we acquire from affiliates of CCI III Management, including property developed by an affiliate of CCI III Management as well as property held by such an affiliate that has already been developed, will not exceed the current appraised value of the property. In addition, the price of the property we acquire from an affiliate of CCI III Management may not exceed the cost of the property to the affiliate, unless a majority of our directors (including a majority of our independent directors) determine that substantial justification for the excess exists and the excess is reasonable. During the year ended December 31, 2018, we did not purchase any properties from affiliates of CCI III Management.
Conflicts of Interest
We are subject to various conflicts of interest arising out of our relationship with CCI III Management and its affiliates, including conflicts related to the arrangements pursuant to which we compensate CCI III Management and its affiliates. While our independent directors must approve the engagement of CCI III Management as our advisor, the fees payable to CCI III Management in connection with the services provided to us, and any subsequent decision to continue such engagement, the ability of our independent directors to negotiate on our behalf may be adversely impacted by the fact that our Board recognizes that our stockholders invested with the understanding and expectation that an affiliate of our sponsor would act as our advisor. Some of the potential conflicts of interest in our transactions with CCI III Management and its affiliates, and certain conflict resolution procedures are set forth in our charter and disclosed in our prospectus with respect to the Offering.
The officers and affiliates of CCI III Management will try to balance our interests with the interests of CIM and its affiliates and other programs sponsored or operated by CCO Group to whom they owe duties. However, to the extent that these persons take actions that are more favorable to other entities than to us, these actions could have a negative impact on our financial performance and, consequently, on distributions to our stockholders and the value of their investments. In addition, our directors and our officers may engage for their own account in business activities of the types conducted or to be conducted by our subsidiaries and us.
Our independent directors have an obligation to function on our behalf in all situations in which a conflict of interest may arise and are authorized to retain independent legal counsel. Furthermore, all of our directors have a fiduciary obligation to act on behalf of our stockholders.
As a result of the Services Agreement between VEREIT OP and CCO Group, until the end of the Initial Services Term, we are also subject to conflicts of interest arising out of our contractual relationship with VEREIT (NYSE: VER), the publicly-traded parent company of VEREIT OP, which also has investment objectives and targeted assets similar to ours. Conflicts of interest will also exist to the extent that we may acquire, or seek to acquire, properties in the same geographic areas where CIM or its affiliates own properties.
Interests in Other Real Estate Programs and Other Concurrent Offerings
Richard S. Ressler, the chairman of our Board, chief executive officer and president, who is also a founder and principal of CIM and an officer/director of certain of its affiliates, is the chairman of the board, chief executive officer and president of CCPT IV and CIM Income NAV, and a director of CCIT II and CCPT V. Avraham Shemesh, one of our directors, who is also a founder and principal of CIM and an officer/director of certain of its affiliates, serves as director of CCPT IV and CIM Income NAV, as well as the chairman of the board, chief executive officer and president of CCIT II and CCPT V. One of our independent directors, W. Brian Kretzmer, also serves as a director of CCPT IV and CIM Income NAV. Nathan D. DeBacker, our chief financial officer and treasurer, is the chief financial officer and treasurer of CCIT II, CCPT IV, CCPT V and CIM Income NAV, and also serves as an officer for various affiliates of CCO Group. In addition, affiliates of CCI III Management act as advisors to CCPT IV, CCPT V, CCIT II and/or CIM Income NAV, all of which are public, non-listed REITs sponsored by our sponsor, CCO Group. In addition, all of these programs primarily focus on the acquisition and management of commercial properties subject to long-term net leases to creditworthy tenants and have acquired or may acquire assets similar to ours. CCIT II, like us, focuses primarily on the office and industrial sectors, while CCPT IV and CCPT V focus primarily on the retail sector and CIM Income NAV focuses primarily on commercial properties in the retail, office and industrial sectors. Nevertheless, the investment strategy used by each REIT would permit them to purchase certain properties that may also be suitable for our portfolio.
CCPT IV’s initial public offering of up to $2.975 billion in shares of common stock was declared effective by the SEC on January 26, 2012. CCIT II’s initial public offering of up to $2.975 billion in shares of common stock was declared effective by the SEC on September 17, 2013. CCPT V’s initial public offering of up to $2.975 billion in shares of common stock was declared effective by the SEC on March 17, 2014 and terminated on August 1, 2017. CCPT V’s follow-on offering of up to $1.5 billion in shares of common stock was declared effective by the SEC on August 1, 2017. CIM Income NAV’s offerings of up to $4.0 billion in shares of common stock were declared effective by the SEC on December 6, 2011, August 26, 2013 and February 10, 2017. CCIT II, CCPT IV and CCPT V are no longer offering shares for investment to the public as of the date of this Annual Report on Form 10-K.
Other real estate programs sponsored or operated by CIM or CCO Group, including other real estate offerings in registration, could compete with us in the sale or operation of our assets. We will seek to achieve any operating efficiencies or similar savings that may result from affiliated management of competitive assets. However, to the extent such programs own or acquire property that is adjacent, or in close proximity, to a property we own, our property may compete with such other program’s property for tenants or purchasers.
During the Initial Services Term of the Services Agreement, VEREIT OP is obligated to provide property acquisition services to us and CCO Group, and property acquisitions will be allocated among VEREIT and the real estate programs sponsored by CCO Group pursuant to an asset allocation policy and in accordance with the terms of the Services Agreement. During this period, in the event that an acquisition opportunity has been identified that may be suitable for more than one of us, VEREIT or one or more other programs sponsored by CCO Group, and for which more than one of such entities has sufficient funds, then an allocation committee, which is comprised of employees of VEREIT and employees of CIM, CCO Group or their respective affiliates (the “Allocation Committee”), will examine the following factors, among others, in determining the entity for which the acquisition opportunity is most appropriate:
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
If a subsequent development, such as a delay in the closing of the acquisition or a delay in the construction of a property, causes any such acquisition opportunity, in the opinion of the Allocation Committee, to be more appropriate for an entity other than the entity to which the acquisition opportunity was allocated, the Allocation Committee may determine that VEREIT or another program sponsored by CCO Group will be allocated the acquisition opportunity. Our Board has a duty to ensure that the method used for the allocation of the acquisition of properties by VEREIT or by other programs sponsored by CCO Group seeking to acquire similar types of properties is applied fairly to us.
On March 19, 2019, our Board approved amendments to the asset allocation policies to remove VEREIT as a participant under the policies. Pursuant to the amended asset allocation policies, effective April 1, 2019, the Allocation Committee will consist entirely of employees of CCO Group and its affiliates, and will allocate investment opportunities among us and other real estate programs sponsored by CCO Group by examining the same factors and applying the same process as described above. Accordingly, CCO Group and its affiliates may face similar conflicts of interest as those described above with respect to VEREIT OP during the Initial Services Term of the Services Agreement.
Although our Board has adopted a policy limiting the types of transactions that we may enter into with CCI III Management and its affiliates, including other real estate programs sponsored by CCO Group, we may still enter into certain such transactions, which are subject to inherent conflicts of interest. Similarly, joint ventures involving affiliates of CCI III

Management also give rise to conflicts of interest. In addition, our Board may encounter conflicts of interest in enforcing our rights against any affiliate of CCI III Management in the event of a default by or disagreement with an affiliate or in invoking powers, rights or options pursuant to any agreement between us and CCI III Management, any of its affiliates, another real estate program sponsored by CCO Group.
Other Activities of CCI III Management and Its Affiliates
We rely on our advisor, CCI III Management, for the day-to-day operation of our business. As a result of the interests of certain members of these entities’ management in CIM or its affiliates, and/or other real estate programs sponsored by CCO Group, and the fact that such persons also are engaged, and will continue to engage, in other business activities, CIM, our advisor and their respective officers, key persons and affiliates may have conflicts of interest in allocating their time and resources among us, CIM, its affiliates and other real estate programs sponsored by CCO Group, as applicable. However, our advisor believes that it, CIM and their respective affiliates, have sufficient personnel to discharge fully their responsibilities to all of the other programs sponsored or operated by CIM, CCO Group or their respective affiliates, and the other ventures in which they are involved.
Richard S. Ressler, the chairman of our Board, chief executive officer and president, who is also a founder and principal of CIM and an officer/director of certain of its affiliates, as well as the chairman of the board, chief executive officer and president of CCPT IV and CIM Income NAV, and a director of CCIT II and CCPT V, is vice president of CCI III Management. One of our directors, Avraham Shemesh, who is also a founder and principal of CIM and an officer/director of certain of its affiliates, and serves as a director of CCPT IV and CIM Income NAV, as well as the chairman of the board, chief executive officer and president of CCIT II and CCPT V, is president and treasurer of CCI III Management. In addition, our chief financial officer and treasurer, Nathan D. DeBacker, who is also an officer of other real estate programs sponsored by CCO Group, is vice president of CCI III Management. As a result, Messrs. Ressler, Shemesh and DeBacker may owe duties to these other entities and their stockholders or equity owners, as applicable, which may from time to time conflict with the duties that they owe to us and our stockholders.
Dealer Manager
Because CCO Capital, our dealer manager, is an affiliate of CCI III Management, we did not have the benefit of an independent due diligence review and investigation of the type normally performed by an unaffiliated, independent underwriter in connection with the Offering.
Property Manager
Our properties are, and we anticipate that the properties we acquire in the future will be, managed and leased by our property manager, CREI Management, an affiliate of CCI III Management, pursuant to property management and leasing agreements. We expect CREI Management to also serve as property manager for properties owned by other real estate programs sponsored by CCO Group, some of which may be in competition with our current and future properties.
Receipt of Fees and Other Compensation by CCI III Management and Its Affiliates
We have incurred, and expect to continue to incur, commissions, fees and expenses payable to CCI III Management and affiliates in connection with the Offering and the acquisition and management of our assets, including selling commissions, dealer manager fees, distribution and stockholder servicing fees, acquisition and advisory fees, financing coordination fees, organization and offering expenses, acquisition expenses and operating expenses.
A transaction involving the purchase or sale of properties, or the purchase or sale of any other real estate-related asset, will likely result in the receipt of fees and other compensation by CCI III Management and its affiliates, including acquisition and advisory fees, financing coordination fees, disposition fees and/or the possibility of subordinated performance fees. Subject to oversight by our Board, CCI III Management will have considerable discretion with respect to all decisions relating to the terms and timing of all transactions. Therefore, CCI III Management may have conflicts of interest concerning certain actions taken on our behalf, particularly due to the fact that acquisition fees will generally be based on the cost of the acquisition and payable to CCI III Management and its affiliates regardless of the quality of the properties acquired. Similarly, until such time as our Board determines an estimated per share net asset value (“NAV”), the advisory fees will be based initially on the cost of our assets regardless of the quality of the properties acquired or services provided to us. Basing acquisition fees and advisory fees on the cost or estimated value of the assets may influence CCI III Management’s decisions relating to property acquisitions.

Employees
We have no direct employees. The employees of CCI III Management and its affiliates provide services to us related to acquisitions and dispositions, property management, asset management, financing, accounting, stockholder relations and administration. The employees of CCO Capital, our dealer manager, provide wholesale brokerage services.
We are dependent on CCI III Management and its affiliates for services that are essential to us, including the sale of shares of our common stock, asset acquisition decisions, property management and other general administrative responsibilities. In the event that these companies are unable to provide these services to us, we would be required to obtain such services from other sources.
We reimburse CCI III Management and its affiliates for expenses incurred in connection with its provision of administrative, acquisition, property management, asset management, financing, accounting and stockholder relations services, including personnel costs, subject to certain limitations. During the years ended December 31, 2017 and 2016, $42,000 and $125,000, respectively, were recorded for reimbursement of services provided by CCI III Management and its affiliates in connection with the acquisition and operation of our assets. No such amounts were recorded during the year ended December 31, 2018. In addition, during the years ended December 31, 2018, 2017 and 2016, $109,000, $170,000 and $32,000, respectively, were recorded for the reimbursement of certain third-party and personnel costs allocated in connection with the issuance of shares pursuant to the Offering.
Competition
As we purchase properties, we are in competition with other potential buyers for the same properties and may have to pay more to purchase the property than if there were no other potential acquirers, or we may have to locate another property that meets our acquisition criteria. Regarding the leasing efforts of our owned properties, the leasing of real estate is highly competitive in the current market, and we may continue to experience competition for tenants from owners and managers of competing projects. As a result, we may have to provide free rent, incur charges for tenant improvements, or offer other inducements, or we might not be able to timely lease the space, all of which may have an adverse impact on our results of operations. At the time we elect to dispose of our properties, we may also be in competition with sellers of similar properties to locate suitable purchasers for our properties. See the section captioned “— Conflicts of Interest” above.
Property Concentrations
As of December 31, 2018, we owned two properties leased to Siemens Corporation and Actuant Corporation, comprising approximately 391,000 rentable square feet of income-producing necessity corporate office and industrial properties located in Ohio and Wisconsin. As of December 31, 2018, the rentable space at these properties was 100% leased.
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
Available Information
We electronically file our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports with the SEC. We also file registration statements, amendments to our registration statements, and/or supplements to our prospectus in connection with the Offering with the SEC. Copies of our filings with the SEC are available on our sponsor’s website, http://www.cimgroup.com, free of charge. The information on our sponsor’s website is not incorporated by reference into this Annual Report on Form 10-K. Copies of our filings with the SEC may also be obtained from the SEC’s website, at http://www.sec.gov. Access to these filings is free of charge.

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
Risks Related to Our Business
We have a limited operating history. Further, we are considered to be a “blind pool”, as we currently have not identified all of the properties or real estate-related assets we may purchase. For this and other reasons, an investment in our shares is speculative.
We have a limited operating history, as we commenced principal operations on September 22, 2016. While we will provide our stockholders with information on a regular basis regarding our real estate assets after they are acquired, we will not provide our stockholders with a significant amount of information, if any, for our stockholders to evaluate our future acquisitions prior to our making them. Since we currently have not identified all of the properties we intend to purchase, the Offering is considered to be a blind pool offering. Our stockholders will not be able to evaluate the economic merit of our future acquisitions until after such acquisitions have been made. We currently have not identified all of the properties or real estate-related assets that we may purchase. We have established policies relating to the types of assets we will acquire and the creditworthiness of tenants of our properties, but our advisor has wide discretion in implementing these policies, subject to the oversight of our Board. Additionally, our advisor has discretion to determine the location, number and size of our acquisitions and the percentage of net proceeds we may dedicate to a single asset. As a result, you will not be able to evaluate the economic merit of our future acquisitions until after such acquisitions have been made. Therefore, an investment in our shares is speculative.
Our stockholders should consider our prospects in light of the risks, uncertainties and difficulties frequently encountered by companies that, like us, have not identified all properties or real estate-related assets that they may purchase. To be successful in this market, we and our advisor must, among other things:

•	identify and acquire assets that further our investment objectives;

•	rely on our advisor and its affiliates to attract, integrate, motivate and retain qualified personnel to manage our day-to-day operations;

•	respond to competition for our targeted real estate and other assets;

•	rely on our advisor and its affiliates to continue to build and expand our operations structure to support our business; and

•	be continuously aware of, and interpret, marketing trends and conditions.
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
There is no public market for our common stock and there may never be one. In addition, although we expect to consider alternatives for providing liquidity for our stockholders beginning five to seven years following the termination of our initial public offering, we do not have a fixed date or method for providing stockholders with liquidity. If our stockholders are able to find a buyer for their shares, our stockholders will likely have to sell them at a substantial discount to their purchase price. It also is likely that our stockholders’ shares would not be accepted as the primary collateral for a loan. Our stockholders should purchase our shares only as a long-term investment (generally, an investment horizon in excess of five years) because of the generally illiquid nature of the shares.
Our stockholders are limited in their ability to sell their shares pursuant to our share redemption program and may have to hold their shares for an indefinite period of time.
Our share redemption program includes numerous restrictions that limit our stockholders’ ability to sell their shares. Generally, our stockholders will be required to have held their shares for at least one year in order to participate in our share redemption program and, subject to funds being available, we will limit the number of shares redeemed pursuant to our share redemption program to no more than 5% of the weighted average number of shares outstanding during the trailing 12 months prior to the end of the fiscal quarter for which the redemption is being paid. In addition, we intend to limit quarterly redemptions to approximately 1.25% of the weighted average number of shares outstanding during the trailing 12-month period ending on the last day of the fiscal quarter, and funding for redemptions for each quarter generally will be limited to the net proceeds we receive from the sale of shares in the respective quarter under the DRIP. Any of the foregoing limits might prevent us from accommodating all redemption requests made in any fiscal quarter or in any 12-month period. Our Board may amend the terms of, suspend, or terminate our share redemption program without stockholder approval upon 30 days’ prior notice, and our management may reject any request for redemption. These restrictions severely limit our stockholders’ ability to sell their shares should they require liquidity, and limit our stockholders’ ability to recover the value they invested or the fair market value of their shares.
Our estimated per share NAV is an estimate as of a given point in time and likely will not represent the amount of net proceeds that would result if we were liquidated or dissolved or completed a merger or other sale of the Company.
Based on the recommendation from the valuation committee of our Board, which is comprised solely of independent directors, our Board, including all of its independent directors, approves and establishes at least annually an estimated per share NAV of the Company’s common stock, which is based on an estimated market value of the Company’s assets less the estimated market value of the Company’s liabilities, divided by the number of shares outstanding. The Company provides this estimated per share NAV to assist broker-dealers that participated in the Company’s public offering in meeting their customer account statement reporting obligations under National Association of Securities Dealers Rule 2340.
As with any valuation methodology, the methodology used by our Board in reaching an estimate of the per share NAV of our shares is based upon a number of estimates, assumptions, judgments and opinions that may, or may not, prove to be correct. The use of different estimates, assumptions, judgments or opinions may have resulted in significantly different estimates of the per share NAV of our shares. In addition, our Board’s estimate of per share NAV is not based on the book values of the Company’s real estate, as determined by generally accepted accounting principles, as the Company’s book value for most real estate is based on the amortized cost of the property, subject to certain adjustments. Furthermore, in reaching an estimate of the per share NAV of the Company’s shares, our Board did not include, among other things, a discount for debt that may include a prepayment obligation or a provision precluding assumption of the debt by a third party. As a result, there can be no assurance that:

•	stockholders will be able to realize the estimated per share NAV upon attempting to sell their shares; or

•
the Company will be able to achieve, for its stockholders, the estimated per share NAV upon a listing of the Company’s shares of common stock on a national securities exchange, a merger of the Company, or a sale of the Company’s portfolio.

When determining the estimated per share NAV, there are currently no SEC, federal or state rules that establish requirements specifying the methodology to employ in determining an estimated per share NAV. However, pursuant to the rules of the Financial Industry Regulatory Authority (“FINRA”), the determination of the estimated per share NAV must be conducted by, or with the material assistance or confirmation of, a third-party valuation expert and must be derived from a methodology that conforms to standard industry practice.
The estimated per share NAV is an estimate as of a given point in time and likely does not represent the amount of net proceeds that would result from an immediate sale of our assets, or in the event that we are liquidated or dissolved or completed a merger or other sale of the Company. The estimated per share NAV of the Company’s shares will fluctuate over time as a result of, among other things, developments related to individual assets and changes in the real estate and capital markets.
We may be unable to pay or maintain cash distributions or increase distributions over time.
There are many factors that can affect the availability and timing of cash distributions to our stockholders. Distributions are based primarily on anticipated cash flow from operations over time. The amount of cash available for distributions is affected by many factors, such as the performance of our advisor in selecting acquisitions for us to make, selecting tenants for our properties and securing financing arrangements, our ability to buy properties, the amount of rental income from our properties, and our operating expense levels, as well as many other variables. We may not always be in a position to pay distributions to our stockholders and any distributions we do make may not increase over time. In addition, our actual results may differ significantly from the assumptions used by our Board in establishing the distribution rate to our stockholders. There also is a risk that we may not have sufficient cash flow from operations to fund distributions required to maintain our REIT status.

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
The following table presents distributions and sources of distributions for the periods indicated below:

	Year Ended December 31,
	2018		2017
	Amount	Percent	Amount	Percent
Distributions paid in cash	$912,391	62%	$448,362	71%
Distributions reinvested	569,926	38%	179,564	29%
Total distributions	$1,482,317	100%	$627,926	100%
Sources of distributions:
Net cash provided by operating activities (1)	$1,396,989	94%	$533,676	85%
Proceeds from issuance of common stock (2)	85,328	6%	94,250	15%
	$1,482,317	100%	$627,926	100%
____________________________________

(1)	Net cash provided by operating activities for the years ended December 31, 2018 and 2017 was $1.4 million and $533,676, respectively.

(2)
Prior to the adoption of Accounting Standards Update (“ASU”) No. 2017-01 in April 2017, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”), which clarifies the definition of a business by adding guidance to assist entities in evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses, we treated our real estate acquisition-related expenses, which are included in transaction-related expenses on the accompanying consolidated statements of operations, as funded by proceeds from the Offering, including proceeds from the DRIP. Therefore, for consistency, proceeds from the issuance of common stock used as a source of distributions for the years ended December 31, 2018 and 2017 includes the amount by which real estate acquisition-related fees and expenses have reduced net cash flows from operating activities in prior periods.

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
Payment of fees and reimbursements to our dealer manager, and our advisor and its affiliates, reduces cash available to acquire assets.
In connection with the Offering, which was terminated on December 31, 2018, we paid CCO Capital, our dealer manager, up to 9.0% of the gross proceeds from the primary portion of the Offering in the form of selling commissions (up to 7.0% and 3.0% for Class A Shares and Class T Shares, respectively) and a dealer manager fee (generally 2.0% for both Class A Shares and Class T Shares), most of which was reallowed to participating broker-dealers. We also reimbursed our advisor and its affiliates up to 1.0% of our gross offering proceeds, including proceeds from sales of shares under our DRIP, for other organization and offering expenses. Furthermore, CCO Capital receives a monthly distribution and stockholder servicing fee with respect to Class T Shares, which, prior to our Board’s determination of our estimated per share NAV, was calculated on a daily basis in the amount of 1/365th of 1.0% of the purchase price per share of Class T Shares that were sold in the primary portion of the Offering, up to a maximum of approximately 4.0%. Commencing on February 19, 2019, the distribution and stockholder servicing fee for Class T Shares is calculated on a daily basis in an amount equal to 1/365th of 1.0% of the per share NAV. Such payments reduce the amount of cash we have available to acquire real estate and result in lower total returns to our stockholders than if we were able to use 100% of the gross proceeds from the primary portion of the Offering in properties. In addition, we currently pay substantial fees to our advisor and its affiliates for the services they perform for us. The payment of these fees, and any additional fees, reduces the amount of cash available for acquisition of properties.
We have experienced losses in the past, and we may experience additional losses in the future.
We have experienced net losses in the past (calculated in accordance with accounting principles generally accepted in the United States of America (“GAAP”)), and we may not be profitable or realize growth in the value of our assets. Many of our losses can be attributed to start-up costs, depreciation and amortization, as well as acquisition expenses incurred in connection with purchasing properties or making other investments. Our ability to sustain profitability is uncertain and depends on the demand for, and value of, our portfolio of properties. For a further discussion of our operational history and the factors affecting our losses, see Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Annual Report on Form 10-K and our accompanying consolidated financial statements and notes thereto.
We may suffer from delays in locating suitable acquisitions, which could adversely affect our ability to pay distributions to our stockholders and the value of their investment.
We could suffer from delays in locating suitable acquisitions. Delays we encounter in the selection and/or acquisition of income-producing properties likely would adversely affect our ability to pay distributions to our stockholders and/or the value of their overall returns. Competition from other real estate investors increases the risk of delays in using our net offering proceeds to acquire assets. If our advisor is unable to identify suitable acquisitions, we will hold the proceeds we raise in the Offering that are available for acquisitions in an interest-bearing account or invest such proceeds in short-term, investment-grade investments, which would provide a significantly lower return to us than the return we expect from our real estate assets.
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
In the future, we may undertake a listing of our common stock on an exchange or other liquidity event that may involve internalizing our management functions. If our Board determines that it is in our best interest to internalize our management functions, and such internalization is approved by our stockholders, we may negotiate to acquire our advisor’s assets and personnel. At this time, we cannot be sure of the form or amount of consideration or other terms relating to any such acquisition. Such consideration could take many forms, including cash payments, promissory notes and shares of our common stock. The payment of such consideration could result in dilution of our stockholders’ interests as a stockholder and could reduce the net income per share attributable to their investment.
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
Our participation in a co-ownership arrangement may subject us to risks that otherwise may not be present in other real estate assets.
We may enter into co-ownership arrangements with respect to a portion of the properties we acquire. Co-ownership arrangements involve risks generally not otherwise present with an investment in other real estate assets, such as the following:

•	the risk that a co-owner may at any time have economic or business interests or goals that are or become inconsistent with our business interests or goals;

•	the risk that a co-owner may be in a position to take action contrary to our instructions or requests or contrary to our policies, objectives or status as a REIT;

•
the possibility that an individual co-owner might become insolvent or bankrupt, or otherwise default under the applicable mortgage loan financing documents, which may constitute an event of default under all of the applicable mortgage loan financing documents, result in a foreclosure and the loss of all or a substantial portion of the investment made by the co-owner, or allow the bankruptcy court to reject the agreements entered into by the co-owners owning interests in the property;

•
the possibility that a co-owner might not have adequate liquid assets to make cash advances that may be required in order to fund operations, maintenance and other expenses related to the property, which could result in the loss of current or prospective tenants and may otherwise adversely affect the operation and maintenance of the property, and could cause a default under the applicable mortgage loan financing documents and may result in late charges, penalties and interest, and may lead to the exercise of foreclosure and other remedies by the lender;

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
Cybersecurity risks and cyber incidents may adversely affect our business by causing a disruption to our operations, a compromise or corruption of our confidential information, and/or damage to our business relationships, all of which could negatively impact our financial results, damage our reputation, cause us to incur substantial additional costs or lead to litigation.
A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of our information resources. These incidents may be an intentional attack or an unintentional event and could involve gaining unauthorized access to our information systems for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. The result of these incidents may include disrupted operations, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation and damage to our tenant and stockholder relationships. As our reliance on technology has increased, so have the risks posed to our information systems, both internal and those we have outsourced. We have implemented processes, procedures and internal controls to help mitigate cyber incidents, but these measures do not guarantee that a cyber incident will not occur or that attempted security breaches or disruptions would not be successful or damaging. A cyber incident could materially adversely impact our business, financial condition, results of operations, cash flow, or our ability to satisfy our debt service obligations or to maintain our level of distributions on common stock. Additionally, a cyber incident could result in additional costs to repair or replace our networks or information systems and possible legal liability, including government enforcement actions and private litigation.
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

•
how and when to recommend to our Board a proposed strategy to provide our stockholders with liquidity, which proposed strategy, if implemented, could entitle our advisor to the payment of significant fees.

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
Pursuant to the terms of our advisory agreement, our advisor is entitled to a subordinated performance fee that is structured in a manner intended to provide incentives to our advisor to perform in our best interests and in the best interests of our stockholders. However, because our advisor does not maintain a significant equity interest in us and is entitled to receive certain fees regardless of performance, our advisor’s interests are not wholly aligned with those of our stockholders. Furthermore, our advisor could be motivated to recommend riskier or more speculative acquisitions in order for us to generate the specified levels of performance or sales proceeds that would entitle our advisor to performance-based fees. In addition, our advisor will have substantial influence with respect to how and when our Board elects to provide liquidity to our stockholders, and these performance-based fees could influence our advisor’s recommendations to us in this regard. Our advisor also has the right to terminate the advisory agreement upon 60 days’ written notice without cause or penalty which, under certain circumstances, could result in our advisor earning a performance fee. This could have the effect of delaying, deferring or preventing a change of control.
Other real estate programs sponsored by CCO Group, as well as CIM and certain of its affiliates use investment strategies that are similar to ours; therefore, our executive officers and the officers and key personnel of our advisor and its affiliates may face conflicts of interest relating to the purchase and leasing of properties, and such conflicts may not be resolved in our favor.
CCPT IV, CCPT V, CCIT II, CIM Income NAV, and CIM and its affiliates may have characteristics, including targeted asset types, investment objectives and criteria, substantially similar to ours. As a result, we may be seeking to acquire properties and real estate-related assets at the same time as CIM or its affiliates, or one or more of the other real estate programs sponsored by CCO Group and managed by officers and key personnel of our advisor and/or its affiliates, and these other programs may use investment strategies and have investment objectives and criteria substantially similar to ours. Certain of our executive officers and certain officers of our advisor also are executive officers of CIM or its affiliates and other programs sponsored by CCO Group or its affiliates, the general partners of other private investment programs sponsored CCO Group or its affiliates and/or the advisors or fiduciaries of other real estate programs sponsored or operated by CCO Group or its affiliates. Accordingly, there is a risk that allocation of acquisition opportunities may result in our acquiring a property that provides lower returns to us than a property purchased by another real estate program sponsored by CCO Group or its affiliates.
In addition, we have acquired, and may continue to acquire, properties in geographic areas where CIM or its affiliates, or other real estate programs sponsored by CCO Group own properties. If one of these other real estate programs attracts a tenant that we are competing for, we could suffer a loss of revenue due to delays in locating another suitable tenant. Similar conflicts of interest may arise if our advisor recommends that we make or purchase mortgage loans or participations in mortgage loans, since CIM or its affiliates or other real estate programs sponsored by CCO Group may be competing with us for these assets.
Our officers, certain of our directors and our advisor, including its key personnel and officers, face conflicts of interest related to the positions they hold with affiliated and unaffiliated entities, which could hinder our ability to successfully implement our business strategy and to generate returns to our stockholders.
Richard S. Ressler, the chairman of our Board, chief executive officer and president, who is also a founder and principal of CIM and an officer/director of certain of its affiliates, is the chairman of the board, chief executive officer and president of CCPT IV and CIM Income NAV, and a director of CCIT II and CCPT V. Furthermore, Avraham Shemesh, one of our directors, who is also a founder and principal of CIM and certain of its affiliates, serves as a director of CCPT IV and CIM Income NAV, as well as the chairman of the board, chief executive officer and president of CCIT II and CCPT V. One of our independent directors, W. Brian Kretzmer, also serves as a director of CCPT IV and CIM Income NAV. In addition, our chief financial officer and treasurer, Nathan D. DeBacker, is also an officer of certain affiliates of CIM and other real estate programs sponsored by CCO Group. Also, our advisor and its key personnel are or may be key personnel of other current or future real estate programs that have investment objectives, targeted assets, and legal and financial obligations substantially similar to ours, and/or key personnel of the advisor to such programs, and they may have other business interests as well. As a result, Messrs. Ressler, Shemesh, Kretzmer and DeBacker, and certain key personnel of our advisor, may owe fiduciary duties to these other entities and their stockholders or equity owners, as applicable, which may from time to time conflict with the duties that they owe to us and our stockholders.
Conflicts with our business and interests are most likely to arise from involvement in activities related to (1) allocation of new acquisition opportunities, management time and operational expertise among us and the other entities, (2) our purchase of properties from, or sale of properties to, affiliated entities, (3) the timing and terms of the acquisition or sale of an asset, (4) development of our properties by affiliates, (5) investments with affiliates of our advisor, (6) compensation to our advisor and its affiliates, and (7) our relationship with, and compensation to, our dealer manager. Even if these persons do not violate their duties to us and our stockholders, they will have competing demands on their time and resources and may have conflicts of interest in allocating their time and resources among us and these other entities and persons. Should such persons devote insufficient time or resources to our business, returns on our acquisitions may suffer.
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
Our advisor faces conflicts of interest relating to joint ventures or other co-ownership arrangements that we may enter into with CIM or its affiliates, or another real estate program sponsored or operated by CCO Group, which could result in a disproportionate benefit to CIM or its affiliates, or another real estate program sponsored by CCO Group.
We may enter into joint ventures or co-ownership arrangements (including co-investment transactions) with CIM or its affiliates, or another real estate program sponsored or operated by CCO Group for the acquisition, development or improvement of properties, as well as the acquisition of real estate-related assets. Since one or more of the officers of our advisor are officers of CIM or its affiliates, including CCO Group and/or the advisor to other real estate programs sponsored by CCO Group, our advisor may face conflicts of interest in determining which real estate program should enter into any particular joint venture or co-ownership arrangement. These persons also may have a conflict in structuring the terms of the relationship between us and any affiliated co-venturer or co-owner, as well as conflicts of interests in managing the joint venture, which may result in the co-venturer or co-owner receiving benefits greater than the benefits that we receive.
In the event we enter into joint venture or other co-ownership arrangements with CIM or its affiliates, or another real estate program sponsored by CCO Group, our advisor and its affiliates may have a conflict of interest when determining when and whether to buy or sell a particular property, or to make or dispose of another real estate-related asset. In addition, if we become listed for trading on a national securities exchange, we may develop more divergent goals and objectives from any affiliated co-venturer or co-owner that is not listed for trading. In the event we enter into a joint venture or other co-ownership arrangement with another real estate program sponsored by CIM or its affiliates, or another real estate investment program sponsored by CCO Group that has a term shorter than ours, the joint venture may be required to sell its properties earlier than we may desire to sell the properties. Even if the terms of any joint venture or other co-ownership agreement between us and CIM or its affiliates, or another real estate program sponsored by CCO Group grants us the right of first refusal to buy such properties, we may not have sufficient funds or borrowing capacity to exercise our right of first refusal under these circumstances. We have adopted certain procedures for dealing with potential conflicts of interest as further described in Part I, Item 1. Business — Conflicts of Interest in this Annual Report on Form 10-K.
If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results.
An effective system of internal control over financial reporting is necessary for us to provide reliable financial reports, prevent fraud and operate successfully as a public company. As part of our ongoing monitoring of internal controls, we may discover material weaknesses or significant deficiencies in our internal controls that we believe require remediation. If we discover such weaknesses, we will make efforts to improve our internal controls in a timely manner. Any system of internal controls, however well designed and operated, is based in part on certain assumptions and can only provide reasonable, not absolute, assurance that the objectives of the system are met. Any failure to maintain effective internal controls, or implement any necessary improvements in a timely manner, could have a material adverse effect on our business, financial condition, results of operations, cash flow or our ability to satisfy our debt service obligations or to maintain our level of distributions on our common stock, or cause us to not meet our reporting obligations. Ineffective internal controls could also cause holders of our securities to lose confidence in our reported financial information, which would likely have a negative effect on our business.
Risks Related to Our Corporate Structure
Our charter permits our Board to issue stock with terms that may subordinate the rights of common stockholders or discourage a third party from acquiring us in a manner that might result in a premium price to our stockholders.
Our charter permits our Board to issue up to 500,000,000 shares of stock, of which (i) 245,000,000 shares are designated as Class A common stock, (ii) 245,000,000 shares are designated as Class T common stock, and (iii) 10,000,000 shares are classified as preferred stock. In addition, our Board, without any action by our stockholders, may amend our charter from time to time to increase or decrease the aggregate number of shares or the number of shares of any class or series of stock that we have authority to issue. Our Board may classify or reclassify any unissued common stock or preferred stock into other classes or series of stock and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to distributions, qualifications and terms and conditions of redemption of any such stock. Shares of our common stock shall be subject to the express terms of any series of our preferred stock. Thus, if also approved by a majority of our independent directors not otherwise interested in the transaction, our Board could authorize the issuance of preferred stock with terms and conditions that have a priority as to distributions and amounts payable upon liquidation over the rights of the holders of our common stock. Preferred stock could also have the effect of delaying, deferring or preventing the removal of incumbent management or a change of control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium to the purchase price of our common stock for our stockholders.
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

A person is not an interested stockholder under the statute if our Board approved in advance the transaction by which the person otherwise would have become an interested stockholder. However, in approving a transaction, our Board may provide that its approval is subject to compliance, at or after the time of approval, with any terms and conditions determined by our Board.
After the five-year prohibition, any such business combination between the Maryland corporation and an interested stockholder generally must be recommended by our Board of the corporation and approved by the affirmative vote of at least:

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

These super-majority vote requirements do not apply if the corporation’s stockholders receive a minimum price, as defined under Maryland law, for their shares in the form of cash or other consideration in the same form as previously paid by the interested stockholder for its shares. The business combination statute permits various exemptions from its provisions, including business combinations that are exempted by our Board prior to the time that the interested stockholder becomes an interested stockholder. Pursuant to the statute, our Board has exempted any business combination involving our advisor or any affiliate of our advisor. As a result, our advisor and any affiliate of our advisor may be able to enter into business combinations with us that may not be in the best interest of our stockholders, without compliance with the super-majority vote requirements and the other provisions of the statute. The business combination statute may discourage others from trying to acquire control of us and increase the difficulty of consummating any offer.
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
In order for us to not meet the definition of an “investment company” and avoid regulation under the Investment Company Act, we must engage primarily in the business of buying real estate, and these acquisitions must be made within one year after the public offering of our shares of common stock ends. To avoid meeting the definition of an “investment company” under Section 3(a)(1) of the Investment Company Act, we may be unable to sell assets we would otherwise want to sell and may need to sell assets we would otherwise wish to retain. Similarly, we may have to acquire additional income or loss generating assets that we might not otherwise have acquired or may have to forgo opportunities to acquire interests in companies that we would otherwise want to acquire and would be important to our investment strategy. Accordingly, our Board may not be able to change our investment policies as they may deem appropriate if such change would cause us to meet the definition of an “investment company.” In addition, a change in the value of any of our assets could negatively affect our ability to avoid being required to register as an investment company. If we were required to register as an investment company but failed to do so, we would be prohibited from engaging in our business, and criminal and civil actions could be brought against us. In addition, our contracts would be unenforceable unless a court were to require enforcement, and a court could appoint a receiver to take control of us and liquidate our business.
We are an “emerging growth company” under the federal securities laws and will be subject to reduced public company reporting requirements.
In April 2012, President Obama signed into law the JOBS Act. We are an “emerging growth company,” as defined in the JOBS Act, and are eligible to take advantage of certain exemptions from, or reduced disclosure obligations relating to, various reporting requirements that are normally applicable to public companies. We could remain an “emerging growth company” for up to five years, or until the earliest of (1) the last day of the first fiscal year in which we have total annual gross revenue of $1 billion or more, (2) December 31 of the fiscal year that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act (which would occur if the market value of our common stock held by non-affiliates exceeds $700 million, measured as of the last business day of our most recently completed second fiscal quarter, and we have been publicly reporting for at least 12 months) or (3) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period.
Under the JOBS Act, emerging growth companies are not required to (1) provide an auditor’s attestation report on management’s assessment of the effectiveness of internal control over financial reporting, pursuant to Section 404 of the Sarbanes-Oxley Act, (2) comply with new requirements adopted by the Public Company Accounting Oversight Board (PCAOB), which may require a supplement to the auditor’s report in which the auditor must provide additional information about the audit and the issuer’s financial statements, (3) comply with new audit rules adopted by the PCAOB after April 5, 2012 (unless the SEC determines otherwise), (4) provide certain disclosures relating to executive compensation generally required for larger public companies, or (5) hold shareholder advisory votes on executive compensation. Other than as set forth in the following paragraph, we have not yet made a decision as to whether to take advantage of any or all of the JOBS Act exemptions that are applicable to us. If we do take advantage of any of the remaining exemptions, we do not know if some investors will find our common stock less attractive as a result.
Additionally, the JOBS Act provides that an “emerging growth company” may take advantage of an extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies. This means that an “emerging growth company” can delay adopting certain accounting standards until such standards are otherwise applicable to private companies. However, we are “opting out” of such extended transition period, and will therefore comply with new or revised accounting standards on the applicable dates on which the adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to opt out of such extended transition period for compliance with new or revised accounting standards is irrevocable.
Our Board may change certain of our policies without stockholder approval, which could alter the nature of our stockholders’ investment. If our stockholders do not agree with the decisions of our Board, they only have limited control over changes in our policies and operations and may not be able to change such policies and operations.
Our Board determines our major policies, including our policies regarding investments, financing, growth, debt capitalization, REIT qualification and distributions. Our Board may amend or revise these and other policies without a vote of our stockholders. As a result, the nature of our stockholders’ investment could change without their consent. Under the Maryland General Corporation Law and our charter, our stockholders generally have a right to vote only on the following:

•	the election or removal of directors;

•
an amendment of our charter, except that our Board may amend our charter without stockholder approval to increase or decrease the aggregate number of our shares, or the number of our shares of any class or series that we have the authority to issue, to change our name, to change the name or other designation or the par value of any class or series of our stock and the aggregate par value of our stock or to effect certain reverse stock splits; provided, however, that any such amendment does not adversely affect the rights, preferences and privileges of the stockholders;

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

 All other matters are subject to the discretion of our Board.
The power of our Board to revoke our REIT election without stockholder approval may cause adverse consequences to our stockholders.
Our organizational documents permit our Board to revoke or otherwise terminate our REIT election, without the approval of our stockholders, if our Board determines that it is no longer in our best interest to continue to qualify as a REIT. In such a case, we would become subject to U.S. federal, state and local income tax on our net taxable income and we would no longer be required to distribute most of our net taxable income to our stockholders, which could have adverse consequences on the total return to holders of our common stock.
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
Our stockholders do not have preemptive rights to any shares issued by us in the future. Our charter authorizes 500,000,000 shares of stock, of which 245,000,000 shares are designated as Class A common stock, 245,000,000 shares are designated as Class T common stock, and 10,000,000 shares are classified as preferred stock. Subject to any limitations set forth under Maryland law, our Board may amend our charter from time to time to increase the number of authorized shares of stock, increase or decrease the number of shares of any class or series of stock that we have authority to issue, or classify or reclassify any unissued shares into other classes or series of stock without the necessity of obtaining stockholder approval. All of such shares may be issued in the discretion of our Board, except that the issuance of preferred stock must also be approved by a majority of our independent directors not otherwise interested in the transaction. Stockholders likely will suffer dilution of their equity investment in us in the event that we (1) continue to issue shares pursuant to our DRIP, (2) sell securities that are convertible into shares of our common stock, (3) issue shares of our common stock in a private offering of securities to institutional investors, (4) issue shares of our common stock to our advisor, its successors or assigns in payment of an outstanding fee obligation as set forth under our advisory agreement or (5) issue shares of our common stock to sellers of properties acquired by us in connection with an exchange of limited partnership interests of our operating partnership. In addition, the partnership agreement of our operating partnership contains provisions that would allow, under certain circumstances, other entities, including other real estate programs sponsored or operated by CCO Group, to merge into or cause the exchange or conversion of their interest in that entity for interests of our operating partnership. Because the limited partnership interests of our operating partnership may, in the discretion of our Board, be exchanged for shares of our common stock, any merger, exchange or conversion between our operating partnership and another entity ultimately could result in the issuance of a substantial number of shares of our common stock, thereby diluting the percentage ownership interest of other stockholders.
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
We focus our acquisition activities on ownership of primarily freestanding, single-tenant commercial properties that are net leased to a single tenant. Therefore, the financial failure of, or other default by, a significant tenant or multiple tenants could cause a material reduction in our revenues and operating cash flows. In addition, to the extent that we enter into a master lease with a particular tenant, the termination of such master lease could affect each property subject to the master lease, resulting in the loss of revenue from all such properties.
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
We are subject to tenant, industry and geographic concentrations that make us more susceptible to adverse events with respect to certain tenants, geographic areas or industries.
As of December 31, 2018, we had derived 100% of our 2018 annualized rental income from our two tenants, Siemens Corporation and Actuant Corporation, located in Ohio and Wisconsin, respectively.
Any adverse change in the financial condition of a tenant with whom we may have a significant credit concentration now or in the future, or any downturn of the economy in any state or industry in which we may have a significant credit concentration now or in the future, could result in a material reduction of our cash flows or material losses to us.
If a tenant declares bankruptcy, we may be unable to collect balances due under relevant leases, which could have a material adverse effect on our financial condition and ability to pay distributions to our stockholders.
The bankruptcy or insolvency of one of our tenants may adversely affect the income produced by our properties. Under bankruptcy law, a tenant cannot be evicted solely because of its bankruptcy and has the option to assume or reject any unexpired lease. If the tenant rejects the lease, any resulting claim we have for breach of the lease (excluding collateral securing the claim) will be treated as a general unsecured claim. Our claim against the bankrupt tenant for unpaid and future rent will be subject to a statutory cap that might be substantially less than the remaining rent actually owed under the lease, and it is unlikely that a bankrupt tenant that rejects its lease would pay in full amounts it owes us under the lease. Even if a lease is assumed and brought current, we still run the risk that a tenant could condition lease assumption on a restructuring of certain terms, including rent, that would have an adverse impact on us. Any shortfall resulting from the bankruptcy of one or more of our tenants could adversely affect our business, financial condition, results of operations, cash flow or our ability to satisfy our debt service obligations or to maintain our level of distributions on our common stock.
In addition, the financial failure of, or other default by, one or more of the tenants to whom we have exposure could have an adverse effect on the results of our operations. While we evaluate the creditworthiness of our tenants by reviewing available financial and other pertinent information, there can be no assurance that any tenant will be able to make timely rental payments or avoid defaulting under its lease. If either of our tenants’ businesses experience significant adverse changes, they may fail to make rental payments when due, close a number of stores, exercise early termination rights (to the extent such rights are available to the tenant) or declare bankruptcy. A default by either tenant could cause a material reduction in our revenues and operating cash flows. In addition, if a tenant defaults, we may incur substantial costs in protecting our assets.
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

We may assume liabilities in connection with our property acquisitions, including unknown liabilities.
In connection with the acquisition of properties, we may assume existing liabilities, some of which may have been unknown or unquantifiable at the time of the transaction. Unknown liabilities might include liabilities for cleanup or remediation of undisclosed environmental conditions, claims of tenants or other persons dealing with the sellers prior to our acquisition of the properties, tax liabilities, and accrued but unpaid liabilities whether incurred in the ordinary course of business or otherwise. If the magnitude of such unknown liabilities is high, either singly or in the aggregate, it could adversely affect our business, financial condition, results of operations, cash flow or our ability to satisfy our debt service obligations or to maintain our level of distributions on our common stock.
Challenging economic conditions could adversely affect vacancy rates, which could have an adverse impact on our ability to make distributions and the value of an investment in our shares.
 Challenging economic conditions, the availability and cost of credit, turmoil in the mortgage market, and declining real estate markets may contribute to increased vacancy rates in the commercial real estate sector. If we experience vacancy rates that are higher than historical vacancy rates, we may have to offer lower rental rates and greater tenant improvements or concessions than expected. Increased vacancies may have a greater impact on us, as compared to REITs with other acquisition strategies, as our acquisition approach relies on long-term leases in order to provide a relatively stable stream of income for our stockholders. As a result, increased vacancy rates could have the following negative effects on us:

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
Further, we do not carry insurance for certain losses, including, but not limited to, losses caused by riots or acts of war. Certain types of losses may be either uninsurable or not economically insurable, such as losses due to earthquakes, riots or acts of war. If we experience a loss that is uninsured or which exceeds policy limits, we could lose the capital invested in the damaged properties as well as the anticipated future cash flows from those properties. In addition, if the damaged properties are subject to recourse indebtedness, we would continue to be liable for the indebtedness, even if these properties were irreparably damaged. In addition, we carry several different lines of insurance, placed with several large insurance carriers. If any one of these large insurance carriers were to become insolvent, we would be forced to replace the existing insurance coverage with another suitable carrier, and any outstanding claims would be at risk for collection. In such an event, we cannot be certain that we would be able to replace the coverage at similar or otherwise favorable terms. As a result of any of the situations described above, our financial condition and cash flows may be materially and adversely affected.

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
We routinely evaluate our real estate assets for impairment indicators. The judgment regarding the existence of impairment indicators is based on factors such as market conditions, tenant performance and lease structure. For example, the early termination of, or default under, a lease by a tenant may lead to an impairment charge. Since our focus is on properties net leased to a single tenant, the financial failure of, or other default by, a single tenant under its lease may result in a significant impairment loss. If we determine that an impairment has occurred, we would be required to make a downward adjustment to the net carrying value of the property, which could have a material adverse effect on our results of operations in the period in which the impairment charge is recorded. Negative developments in the real estate market may cause management to reevaluate the business and macro-economic assumptions used in its impairment analysis. Changes in management’s assumptions based on actual results may have a material impact on the Company’s financial statements.
We may obtain only limited warranties when we purchase a property and typically have only limited recourse in the event our due diligence did not identify any issues that lower the value of our properties.
The seller of a property often sells such property in its “as is” condition on a “where is” basis and “with all faults,” without any warranties of merchantability or fitness for a particular use or purpose. In addition, purchase agreements may contain only limited warranties, representations and indemnifications that will only survive for a limited period after the closing. The purchase of properties with limited warranties increases the risk that we may lose some or all of our invested capital in the properties.
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
We expect to hold the various real properties we acquire until such time as we decide that a sale or other disposition is appropriate given our business objectives. Our ability to dispose of properties on advantageous terms or at all depends on certain factors beyond our control, including competition from other sellers and the availability of attractive financing for potential buyers of our properties. We cannot predict the various market conditions affecting real estate assets which will exist at any particular time in the future. Due to the uncertainty of market conditions which may affect the disposition of our properties, we cannot assure our stockholders that we will be able to sell such properties at a profit or at all in the future. Accordingly, the extent to which our stockholders will receive cash distributions and realize potential appreciation on our real estate assets will depend upon fluctuating market conditions. Furthermore, we may be required to expend funds to correct defects or to make improvements before a property can be sold. We cannot assure our stockholders that we will have funds available to correct such defects or to make such improvements.
Our properties where the underlying tenant has a below investment grade credit rating, as determined by major credit rating agencies, or has an unrated tenant may have a greater risk of default.
As of December 31, 2018, Actuant Corporation, whose property represents approximately 30.6% of our annualized rental income, did not have an investment grade credit rating from a major ratings agency or was not an affiliate of a company having an investment grade credit rating. Any properties with tenants that are not rated or do not have an investment grade credit rating from a major ratings agency or are not affiliates of companies with investment grade ratings may have a greater risk of default and bankruptcy than properties leased exclusively to investment grade tenants. When we acquire properties where the tenant does not have a publicly available credit rating, we will use certain credit assessment tools as well as rely on our own estimates of the tenant’s credit rating which includes reviewing the tenant’s financial information (e.g., financial ratios, net worth, revenue, cash flows, leverage and liquidity, if applicable). If our ratings estimates are inaccurate, the default or bankruptcy risk for the subject tenant may be greater than anticipated. If our lender or a credit rating agency disagrees with our ratings estimates, we may not be able to obtain our desired level of leverage or our financing costs may exceed those that we projected. This outcome could have an adverse impact on our returns on that asset and hence our operating results.
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

Increased operating expenses could reduce cash flow from operations and funds available to acquire properties or make distributions.
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
Any deterioration of domestic or international financial markets could impact the availability of credit or contribute to rising costs of obtaining credit and therefore, could have the potential to adversely affect the value of our assets, the availability or the terms of financing, our ability to make principal and interest payments on, or refinance, any indebtedness and/or, for our leased properties, the ability of our tenants to enter into new leasing transactions or satisfy their obligations, including the payment of rent, under existing leases. The market environment also could affect our operating results and financial condition as follows:

•
Debt Markets — The debt market is sensitive to the macro environment, such as Federal Reserve policy, market sentiment, or regulatory factors affecting the banking and CMBS industries. Should overall borrowing costs increase, due to either increases in index rates or increases in lender spreads, our operations may generate lower returns.

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
If we purchase an option to acquire a property but do not exercise the option, we likely would forfeit the amount we paid for such option, which would reduce the amount of cash we have available to make other acquisitions.
In determining whether to purchase a particular property, we may obtain an option to purchase such property. The amount paid for an option, if any, normally is forfeited if the property is not purchased and normally is credited against the purchase price if the property is purchased. If we purchase an option to acquire a property but do not exercise the option, we likely would forfeit the amount we paid for such option, which would reduce the amount of cash we have available to make other acquisitions.
Competition with third parties in acquiring, leasing or selling properties and other assets may reduce our profitability and the return on our stockholders’ investment.
We compete with many other entities engaged in real estate acquisition activities, including individuals, corporations, bank and insurance company investment accounts, other REITs, real estate limited partnerships, and other entities engaged in real estate acquisition activities, many of which have greater resources than we do. Larger competitors may enjoy significant advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies. In addition, the number of entities and the amount of funds competing for suitable acquisitions may increase. Any such increase would result in increased demand for these assets and therefore increased prices paid for them. If we pay higher prices for properties and other assets as a result of competition with third parties without a corresponding increase in tenant lease rates, our profitability will be reduced, and our stockholders may experience a lower return on their investment.
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
In some instances, we may sell our properties by providing financing to purchasers. When we provide financing to purchasers, we will bear the risk that the purchaser may default on its obligations under the financing, which could negatively impact cash flow from operations. Even in the absence of a purchaser default, the distribution of sale proceeds or their reinvestment in other assets will be delayed until the promissory notes or other property we may accept upon the sale are actually paid, sold, refinanced or otherwise disposed of. In some cases, we may receive initial down payments in cash and other property in the year of sale in an amount less than the selling price, and subsequent payments will be spread over a number of years. If any purchaser defaults under a financing arrangement with us, it could negatively impact our ability to pay cash distributions to our stockholders.
Our net leases may require us to pay property-related expenses that are not the obligations of our tenants.
Under the terms of the majority of our net leases, in addition to satisfying their rent obligations, our tenants will be responsible for the payment or reimbursement of property expenses such as real estate taxes, insurance and ordinary maintenance and repairs. However, under the provisions of certain existing leases and leases that we may enter into in the future with our tenants, we may be required to pay some or all of the expenses of the property, such as the costs of environmental liabilities, roof and structural repairs, real estate taxes, insurance, certain non-structural repairs and maintenance. If our properties incur significant expenses that must be paid by us under the terms of our leases, our business, financial condition and results of operations may be adversely affected and the amount of cash available to meet expenses and to pay distributions to stockholders may be reduced.
Changes in U.S. accounting standards regarding operating leases may make the leasing of our properties less attractive to our potential tenants, which could reduce overall demand for our leasing services.
The Financial Accounting Standards Board (the “FASB”) and the International Accounting Standards Board conducted a joint project to re-evaluate lease accounting in order to address concerns raised by the SEC regarding the transparency of contractual lease obligations under the existing accounting standards for operating leases. In February 2016, the FASB issued

ASU 2016-02, Leases (“ASU 2016-02”), which will require that a tenant recognize assets and liabilities on the balance sheet for all leases with a lease term of more than 12 months, with the result being the recognition of a right of use asset and a lease liability and the disclosure of key information about the entity’s leasing arrangements. These and other potential changes to the accounting guidance could affect both our accounting for leases as well as that of our current and potential tenants. These changes may affect how our real estate leasing business is conducted. For example, with the ASU 2016-02 revision, companies may be less willing to enter into leases in general or desire to enter into leases with shorter terms because the apparent benefits to their balance sheets under current practice could be reduced or eliminated. This impact in turn could make it more difficult for us to enter into leases on terms we find favorable. The amendments in ASU 2016-02 are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We will adopt the new leasing standard effective on January 1, 2019.
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
We have acquired real estate and may acquire other real estate-related assets by borrowing new funds. In addition, we have incurred mortgage debt and pledged some of our real properties as security for that debt to obtain funds to acquire additional real properties and other assets and to pay distributions to our stockholders. We may borrow additional funds if we need funds to satisfy the REIT tax qualification requirement that we distribute at least 90% of our annual REIT taxable income to our stockholders. We may also borrow additional funds if we otherwise deem it necessary or advisable to assure that we maintain our qualification as a REIT for U.S. federal income tax purposes.
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
We do not intend to incur mortgage debt on a particular property unless we believe the property’s projected operating cash flows are sufficient to service the mortgage debt. However, if there is a shortfall between the cash flow from a property and the cash flow needed to service mortgage debt on a property, the amount available for distributions to our stockholders may be reduced. In addition, incurring mortgage debt increases the risk of loss since defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. In that case, we could lose the property securing the loan that is in default, thus reducing the value of our stockholders’ investments. For tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds from the foreclosure. In such event, we may be unable to pay the amount of distributions required in order to maintain our qualification as a REIT. We may give full or partial guarantees to lenders of recourse mortgage debt to the entities that own our properties. If we provide a guaranty on behalf of an entity that owns one of our properties, we will be responsible to the lender for satisfaction of the debt if it is not paid by such entity and with respect to any such property that is vacant, potentially be responsible for any property-related costs such as real estate taxes, insurance and maintenance, which costs will likely increase if the lender does not timely exercise its remedies. If any mortgages contain cross-collateralization or cross-default provisions, a default on a single property could affect multiple properties. If any of our properties are foreclosed upon due to a default, our ability to pay cash distributions to our stockholders will be adversely affected, which could result in our losing our REIT status and would result in a decrease in the value of our stockholders’ investment.
We intend to rely on external sources of capital to fund future capital needs, and if we encounter difficulty in obtaining such capital, we may not be able to meet maturing obligations or make any additional acquisitions.
In order to maintain our qualification as a REIT under the Internal Revenue Code, we are required, among other things, to distribute annually to our stockholders at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding any net capital gain. Because of this dividend requirement, we may not be able to fund from cash retained from operations all of our future capital needs, including capital needed to refinance maturing obligations or make new acquisitions.
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
We run the risk of being unable to finance or refinance our assets on favorable terms or at all. If interest rates are high when we desire to mortgage our assets or when existing loans come due and the assets need to be refinanced, we may not be able to, or may choose not to, finance the assets and we would be required to use cash to purchase or repay outstanding obligations. Our inability to use debt to finance or refinance our assets could reduce the number of assets we can acquire, which could reduce our operating cash flows and the amount of cash distributions we can make to our stockholders. Higher costs of capital also could negatively impact our operating cash flow and returns on our assets.

Increases in interest rates could increase the amount of our debt payments and adversely affect our ability to pay distributions to our stockholders.
We have incurred indebtedness, and in the future may incur additional indebtedness, that bears interest at a variable rate. To the extent that we incur variable rate debt and do not hedge our exposure thereunder, increases in interest rates would increase the amounts payable under such indebtedness, which could reduce our operating cash flows and our ability to pay distributions to our stockholders. In addition, if our existing indebtedness matures or otherwise becomes payable during a period of rising interest rates, we could be required to liquidate one or more of our assets at times that may prevent realization of the maximum return on such assets.
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
In connection with providing us financing, a lender could impose restrictions on us that affect our distribution and operating policies and our ability to incur additional debt. In general, our loan agreements restrict our ability to encumber or otherwise transfer our interest in the respective property without the prior consent of the lender. Loan documents we enter into may contain covenants that limit our ability to further mortgage the property, discontinue insurance coverage or replace CCI III Management as our advisor. These or other limitations imposed by a lender may adversely affect our flexibility and our ability to pay distributions on our common stock.
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
U.S. Federal Income and Other Tax Risks
Failure to maintain our qualification as a REIT for U.S. federal income tax purposes would adversely affect our operations and our ability to make distributions.
We are currently taxed as a REIT under the Internal Revenue Code. Our ability to maintain our qualification as a REIT will depend upon our ability to meet requirements regarding our organization and ownership, distributions of our income, the nature and diversification of our income, and assets and other tests imposed by the Internal Revenue Code. Future legislative, judicial or administrative changes to the U.S. federal income tax laws could be applied retroactively, which could result in our disqualification as a REIT. If we fail to continue to qualify as a REIT for any taxable year, we will be subject to U.S. federal income tax on our taxable income at corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year of losing our REIT status. Losing our REIT status would reduce our net earnings available for the acquisition of assets or distribution to our stockholders because of the additional tax liability. In addition, distributions to our stockholders would no longer qualify for the dividends paid deduction, and we would no longer be required to make distributions. If we lose our REIT status, we might be required to borrow funds or liquidate some assets in order to pay the applicable tax. Our failure to continue to qualify as a REIT would adversely affect the return on our stockholders’ investment.
Re-characterization of sale-leaseback transactions may cause us to lose our REIT status.
We may purchase properties and lease them back to the sellers of such properties. We would characterize such a sale-leaseback transaction as a “true lease,” which treats the lessor as the owner of the property for U.S. federal income tax purposes. In the event that any sale-leaseback transaction is challenged by the IRS and re-characterized as a financing transaction or loan for U.S. federal income tax purposes, deductions for depreciation and cost recovery relating to such property would be disallowed. If a sale-leaseback transaction were so re-characterized, we might fail to satisfy the REIT qualification “asset tests” or the “income tests” and, consequently, lose our REIT status effective with the year of re-characterization. Alternatively, such a re-characterization could cause the amount of our REIT taxable income to be recalculated, which might also cause us to fail to meet the distribution requirement for a taxable year and thus lose our REIT status.
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
Income from “qualified dividends” payable to U.S. stockholders that are individuals, trusts and estates are generally subject to tax at preferential rates. Dividends payable by REITs, however, generally are not eligible for the preferential tax rates applicable to qualified dividend income (but under the Tax Cuts and Jobs Act, U.S. stockholders that are individuals, trusts and estates generally may deduct 20% of ordinary dividends from a REIT for taxable years beginning after December 31, 2017, and before January 1, 2026). Although these rules do not adversely affect the taxation of REITs or dividends payable by REITs, to the extent that the preferential rates continue to apply to regular corporate qualified dividends, investors who are individuals, trusts and estates may perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could materially and adversely affect the value of the shares of REITs.

We may be subject to adverse legislative or regulatory tax changes that could increase our tax liability or reduce our operating flexibility, including the recently passed Tax Cuts and Jobs Act.
In recent years, numerous legislative, judicial and administrative changes have been made in the provisions of U.S. federal income tax laws applicable to investments similar to an investment in shares of our common stock. Additional changes to the tax laws are likely to continue to occur, and we cannot assure our stockholders that any such changes will not adversely affect our taxation and our ability to continue to qualify as a REIT or the taxation of a stockholder. Any such changes could have an adverse effect on an investment in our shares or on the market value or the resale potential of our assets. Our stockholders are urged to consult with their tax advisor with respect to the impact of recent legislation on their investment in our shares and the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our shares. Although REITs generally receive better tax treatment than entities taxed as regular corporations, it is possible that future legislation would result in a REIT having fewer tax advantages, and it could become more advantageous for a company that invests in real estate to elect to be treated for U.S. federal income tax purposes as a regular corporation. As a result, our charter provides our Board with the power, under certain circumstances, to revoke or otherwise terminate our REIT election and cause us to be taxed as a regular corporation, without the vote of our stockholders. Our Board has fiduciary duties to us and our stockholders and could only cause such changes in our tax treatment if it determines in good faith that such changes are in the best interest of our stockholders.
In addition, the Tax Cuts and Jobs Act made significant changes to the U.S. federal income tax rules for taxation of individuals and businesses, generally effective for taxable years beginning after December 31, 2017. The Tax Cuts and Jobs Act made major changes to the Code, including a number of provisions of the Code that affect the taxation of REITs and their stockholders. Among the changes made by the Tax Cuts and Jobs Act are permanently reducing the generally applicable corporate tax rate, generally reducing the tax rate applicable to individuals and other noncorporate taxpayers for tax years beginning after December 31, 2017 and before January 1, 2026, eliminating or modifying certain previously allowed deductions (including substantially limiting interest deductibility and, for individuals, the deduction for non-business state and local taxes), and, for taxable years beginning after December 31, 2017 and before January 1, 2026, providing for preferential rates of taxation through a deduction of up to 20% (subject to certain limitations) on most ordinary REIT dividends and certain trade or business income of non-corporate taxpayers. The Tax Cuts and Jobs Act also imposes new limitations on the deduction of net operating losses and requires us to recognize income for tax purposes no later than when we take it into account on our financial statements, which may result in us having to make additional taxable distributions to our stockholders in order to comply with REIT distribution requirements or avoid taxes on retained income and gains. The Tax Cuts and Jobs Act also made numerous large and small changes to the tax rules that do not affect the REIT qualification rules directly but may otherwise affect us or our stockholders.
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
We urge our stockholders to consult with their own tax advisor with respect to the status of the Tax Cuts and Jobs Act and other legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our common stock.
Certain of our business activities are potentially subject to the prohibited transaction tax, which could reduce the return on your investment.
Our ability to dispose of a property during the first few years following its acquisition is restricted to a substantial extent as a result of REIT qualification. Whether property is inventory or otherwise held primarily for sale to customers in the ordinary course of a trade or business depends on the particular facts and circumstances surrounding each property. Properties we own, directly or through any subsidiary entity, including CCI III OP, but generally excluding any taxable REIT subsidiary (“TRS”), may, depending on how we conduct our operations, be treated as inventory or property held primarily for sale to customers in the ordinary course of a trade or business. Under applicable provisions of the Internal Revenue Code regarding prohibited transactions by REITs, we would be subject to a 100% tax on any gain recognized on the sale or other disposition of any property (other than foreclosure property) that we own, directly or through any subsidiary entity, including CCI III OP, but excluding any TRS, that is deemed to be inventory or property held primarily for the sale to customers in an ordinary trade or business. Any taxes we pay would reduce our cash available for distribution to you. Our concern over paying the prohibited transactions tax may cause us to forgo disposition opportunities that would otherwise be advantageous if we were not a REIT.

In certain circumstances, we may be subject to certain federal, state and local taxes as a REIT, which would reduce our cash available for distribution to our stockholders.
Even if we maintain our status as a REIT, we may be subject to certain federal, state and local taxes. For example, net income from the sale of properties that are “dealer” properties sold by a REIT (a “prohibited transaction” under the Internal Revenue Code) will be subject to a 100% excise tax. Additionally, if we are not able to make sufficient distributions to eliminate our REIT taxable income, we may be subject to tax as a corporation on our undistributed REIT taxable income. We may also decide to retain income we earn from the sale or other dispositions of our properties and pay income tax directly on such income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. However, stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability. We may also be subject to state and local taxes on our income or property, either directly or at the level of our operating partnership or at the level of the other entities through which we indirectly own our assets. Any federal, state or local taxes we pay will reduce our cash available for distribution to our stockholders.
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
In addition, if certain of our other subsidiaries through which CCI III OP owns its properties, in whole or in part, lose their status as disregarded entities or partnerships for U.S. federal income tax purposes, such subsidiaries would be subject to taxation as corporations, thereby reducing cash available for distributions to our operating partnership. Such a re-characterization of CCI III OP’s subsidiaries also could threaten our ability to maintain our REIT status.
To maintain our qualification as a REIT we must meet annual distribution requirements, which may force us to forgo otherwise attractive opportunities or borrow funds during unfavorable market conditions. This could delay or hinder our ability to meet our investment objectives and reduce our stockholders’ overall return.
In order to maintain our qualification as a REIT, we must distribute annually to our stockholders at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding any net capital gain. We will be subject to U.S. federal income tax on our undistributed taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which dividends we pay with respect to any calendar year are less than the sum of (a) 85% of our ordinary income, (b) 95% of our capital gain net income and (c) 100% of our undistributed income from prior years. Further, to maintain our qualification as a REIT, we must ensure that we meet the REIT gross income tests annually and that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets, including certain mortgage loans and certain kinds of mortgage-related securities. The remainder of our investment in securities (other than government securities, qualified real estate assets and stock of a TRS, generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities, qualified real estate assets and stock of a TRS) can consist of the securities of any one issuer, no more than 20% of the value of our total assets can be represented by securities of one or more TRSs and no more than 25% of the value of our total assets can be represented by certain debt securities of publicly offered REITs. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences.
The foregoing requirements could cause us to distribute amounts that otherwise would be spent on acquisitions of real estate assets and it is possible that we might be required to borrow funds, possibly at unfavorable rates, or sell assets to fund these dividends or make taxable stock dividends. Although we intend to make distributions sufficient to meet the annual distribution requirements and to avoid U.S. federal income and excise taxes on our earnings, it is possible that we might not always be able to do so.
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
The REIT provisions of the Internal Revenue Code may limit our ability to hedge our liabilities. Any income from a hedging transaction we enter into to manage risk of interest rate changes, price changes or currency fluctuations with respect to borrowings made or to be made to acquire or carry real estate assets or to offset certain other positions, if properly identified under applicable Treasury Regulations, does not constitute “gross income” for purposes of the 75% or 95% gross income tests. To the extent that we enter into other types of hedging transactions, the income from those transactions will likely be treated as non-qualifying income for purposes of one or both of the gross income tests. As a result of these rules, we may need to limit our use of advantageous hedging techniques or implement those hedges through a TRS. This could increase the cost of our hedging activities because our TRSs would be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in a TRS generally will not provide any tax benefit, except for being carried forward against future taxable income of such TRS.
Our property taxes could increase due to property tax rate changes or reassessment, which would impact our cash flows.
Even if we continue to qualify as a REIT for U.S. federal income tax purposes, we will be required to pay some state and local taxes on our properties. The real property taxes on our properties may increase as property tax rates change or as our properties are assessed or reassessed by taxing authorities. Therefore, the amount of property taxes we pay in the future may increase substantially. If the property taxes we pay increase and if any such increase is not reimbursable under the terms of our lease, then our cash flows will be impacted, which in turn could have a material adverse effect on our business, financial condition, results of operations, cash flow or our ability to satisfy our debt service obligations or to maintain our level of distributions on our common stock.
The share transfer and ownership restrictions applicable to REITs and contained in our charter may inhibit market activity in our shares of stock and restrict our business combination opportunities.
In order to continue to qualify as a REIT, five or fewer individuals, as defined in the Internal Revenue Code, may not own, actually or constructively, more than 50% in value of our issued and outstanding shares of stock at any time during the last half of each taxable year, other than the first year for which a REIT election is made. Attribution rules in the Internal Revenue Code determine if any individual or entity actually or constructively owns our shares of stock under this requirement. Additionally, at least 100 persons must beneficially own our shares of stock during at least 335 days of a taxable year for each taxable year, other than the first year for which a REIT election is made. To help ensure that we meet these tests, among other purposes, our charter restricts the acquisition and ownership of our shares of stock.
Our charter, with certain exceptions, authorizes our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT. Unless exempted by our Board, for so long as we continue to qualify as a REIT, our charter prohibits, among other limitations on ownership and transfer of shares of our stock, any person from beneficially or constructively owning (applying certain attribution rules under the Internal Revenue Code) more than 9.8% in value of the aggregate of our outstanding shares of stock and more than 9.8% (in value or in number of shares, whichever is more restrictive) of any class or series of our shares of stock. Our Board, in its sole discretion and upon receipt of certain representations and undertakings, may exempt a person (prospectively or retrospectively) from the ownership limits. However, our Board may not, among other limitations, grant an exemption from these ownership restrictions to any proposed transferee whose ownership, direct or indirect, in excess of the 9.8% ownership limit would result in the termination of our qualification as a REIT. These restrictions on transferability and ownership will not apply, however, if our Board determines that it is no longer in our best interest to continue to qualify as a REIT or that compliance with the restrictions is no longer required in order for us to continue to so qualify as a REIT. Our Board granted an exemption from the 9.8% ownership limit to VEREIT OP, which will expire on June 30 of our second REIT taxable year, as it determined that such exemption would not prevent us from qualifying as a REIT for the year ended December 31, 2017.
These ownership limits could delay or prevent a transaction or a change in control that might involve a premium price for our common stock or otherwise be in the best interest of our stockholders.
If we elect to treat one or more of our subsidiaries as a TRS, it will be subject to corporate-level taxes, and our dealings with our TRSs may be subject to a 100% excise tax.
A REIT may own up to 100% of the stock of one or more TRSs. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. A TRS will be subject to applicable U.S. federal, state, local and foreign income tax on its taxable income, including corporate income tax on the TRS’s income, and is, as a result, less tax efficient than with respect to income we earn directly. The after-tax net income of our TRSs would be available for distribution to us. A TRS may hold assets and earn income that would not be qualifying assets or income if held or earned directly by a REIT, including gross income from operations pursuant to management contracts. In addition, the rules, which are applicable to us as a REIT, as described in the preceding risk factors, also impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis. For example, to the extent that the rent paid by one of our TRSs exceeds an arm’s-length rental amount, such amount would be potentially subject to a 100% excise tax. While we intend that all transactions between us and our TRSs would be conducted on an arm’s-length basis, and therefore, any amounts paid by our TRSs to us would not be subject to the excise tax, no assurance can be given that the IRS would not disagree with such conclusion and levy an excise tax on such transactions.
If a stockholder that is an employee benefit plan, individual retirement account (“IRA”), annuity described in Sections 403(a) or (b) of the Internal Revenue Code, Archer Medical Savings Account, health savings account, Coverdell education savings account, or other arrangement that is subject to the Employee Retirement Income Securities Act (“ERISA”) or Section 4975 of the Internal Revenue Code (referred to generally as “Benefit Plans and IRAs”) fails to meet the fiduciary and other standards under ERISA or the Internal Revenue Code as a result of an investment in shares of our common stock, such stockholder could be subject to civil and criminal, if the failure is willful, penalties.
There are special considerations that apply to Benefit Plans and IRAs investing in shares of our common stock. Stockholders that are Benefit Plans and IRAs should consider:

•
whether their investment is consistent with the applicable provisions of ERISA and the Internal Revenue Code, or any other applicable governing authority in the case of a plan not subject to ERISA or the Internal Revenue Code;

•	whether their investment is made in accordance with the documents and instruments governing the Benefit Plan or IRA, including any investment policy;

•
whether their investment satisfies the prudence, diversification and other requirements of Sections 404(a)(1)(B) and 404(a)(1)(C) of ERISA or any similar rule under other applicable laws or regulations;

•	whether their investment will impair the liquidity needs, the minimum and other distribution requirements, or the tax withholding requirements that may be applicable to such Benefit Plan or IRA;

•
whether their investment will constitute a prohibited transaction under Section 406 of ERISA or Section 4975 of the Internal Revenue Code or any similar rule under other applicable laws or regulations;

•	whether their investment will produce or result in unrelated business taxable income, as defined in Sections 511 through 514 of the Internal Revenue Code, to the Benefit Plan or IRA;

•
whether their investment will impair the Benefit Plan’s or IRA’s need to value its assets annually (or more frequently) in accordance with ERISA, the Internal Revenue Code and the applicable provisions of the Benefit Plan or IRA; and

•	whether their investment will cause our assets to be treated as “plan assets” of the Benefit Plan or IRA.
Failure to satisfy the fiduciary standards of conduct and other applicable requirements of ERISA, the Internal Revenue Code, or other applicable statutory or common law may result in the imposition of civil and criminal (if the violation is willful)

penalties, and can subject the fiduciary to equitable remedies. In addition, if an investment in our common stock constitutes a prohibited transaction under ERISA or the Internal Revenue Code, the “party-in-interest” (within the meaning of ERISA) or “disqualified person” (within the meaning of the Internal Revenue Code) who authorized or directed the investment may have to compensate the plan for any losses the plan suffered as a result of the transaction or restore to the plan any profits made by such person as a result of the transaction, or may be subject to excise taxes with respect to the amount involved. In the case of a prohibited transaction involving an IRA, the IRA may be disqualified and all of the assets of the IRA may be deemed distributed and subject to tax.
In addition to considering their fiduciary responsibilities under ERISA and the prohibited transaction rules of ERISA and the Internal Revenue Code, stockholders that are Benefit Plans and IRAs should consider the effect of the plan assets regulation, U.S. Department of Labor Regulation Section 2510.3-101, as modified by ERISA Section 3(42). To avoid our assets from being considered “plan assets” under the plan assets regulation, our Charter prohibits “benefit plan investors” from owning 25% or more of the shares of our common stock prior to the time that the common stock qualifies as a class of publicly-offered securities, within the meaning of the plan assets regulation. However, we cannot assure our stockholders that those provisions in our Charter will be effective in limiting benefit plan investors’ ownership to less than the 25% limit. For example, the limit could be unintentionally exceeded if a benefit plan investor misrepresents its status as a benefit plan investor. If our underlying assets were to be considered “plan assets” of a benefit plan investor subject to ERISA, (i) we would be an ERISA fiduciary and subject to certain fiduciary requirements of ERISA with which it would be difficult for us to comply and (ii) we could be restricted from entering into favorable transactions if the transaction, absent an exemption, would constitute a prohibited transaction under ERISA or the Internal Revenue Code. Even if our assets are not considered to be “plan assets,” a prohibited transaction could occur if we or any of our affiliates is a fiduciary (within the meaning of ERISA) of a Benefit Plan or IRA stockholder.
Due to the complexity of these rules and the potential penalties that may be imposed, it is important that stockholders that are Benefit Plans and IRAs consult with their own advisors regarding the potential applicability of ERISA, the Internal Revenue Code and any similar applicable law.
Stockholders that are Benefit Plans and IRAs may be limited in their ability to withdraw required minimum distributions as a result of an investment in shares of our common stock.
If Benefit Plans or IRAs invest in our common stock, the Internal Revenue Code may require such plan or IRA to withdraw required minimum distributions in the future. Our common stock will be highly illiquid, and our share repurchase program only offers limited liquidity. If a Benefit Plan or IRA requires liquidity, it may generally sell its shares, but such sale may be at a price less than the price at which such plan or IRA initially purchased its shares of our common stock. If a Benefit Plan or IRA fails to make required minimum distributions, it may be subject to certain taxes and tax penalties.
Specific rules apply to foreign, governmental and church plans.
As a general rule, certain employee benefit plans, including foreign pension plans, governmental plans established or maintained in the United States (as defined in Section 3(32) of ERISA), and certain church plans (as defined in Section 3(33) of ERISA), are not subject to ERISA’s requirements and are not “benefit plan investors” within the meaning of the plan assets regulation. Any such plan that is qualified and exempt from taxation under Sections 401(a) and 501(a) of the Internal Revenue Code may nonetheless be subject to the prohibited transaction rules set forth in Section 503 of the Internal Revenue Code and, under certain circumstances in the case of church plans, Section 4975 of the Internal Revenue Code. Also, some foreign plans and governmental plans may be subject to foreign, state, or local laws which are, to a material extent, similar to the provisions of ERISA or Section 4975 of the Internal Revenue Code. Each fiduciary of a plan subject to any such similar law should make its own determination as to the need for, and the availability of, any exemption relief.

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
Market Information
As of March 14, 2019, we had approximately 3.2 million shares of common stock outstanding (2.5 million Class A Shares and 756,000 Class T Shares), held by a total of 368 stockholders of record. The number of stockholders is based on the records of DST Systems, Inc., which serves as our registrar and transfer agent.
There is no established trading market for our common stock. Therefore, there is a risk that a stockholder may not be able to sell our stock at a time or price acceptable to the stockholder, or at all. Unless and until our shares are listed on a national securities exchange, we do not expect that a public market for the shares will develop. Pursuant to the Offering, prior to our Board’s determination of our estimated per share NAV, we sold shares of our common stock to the public at a price of $10.00 per share for Class A Shares and $9.57 per share for Class T Shares in our primary offering, and at a price of $9.10 per share pursuant to our DRIP for both Class A Shares and Class T Shares. Effective December 31, 2018, the primary portion of the Offering was terminated. We intend to continue to issue shares of our common stock pursuant to the DRIP portion of the Offering at the estimated per share NAV as determined by our Board on February 13, 2019 using a valuation date of December 31, 2018 and effective on February 19, 2019.
To assist fiduciaries of tax-qualified pension, stock bonus or profit-sharing plans, employee benefit plans and annuities described in Section 403(a) or (b) of the Internal Revenue Code or an individual retirement account or annuity described in Section 408 of the Internal Revenue Code subject to the annual reporting requirements of ERISA and IRA trustees or custodians in preparation of reports relating to an investment in the shares, we will publicly disclose and provide reports, as requested, of our determination of the most recent estimated share value to those fiduciaries who request such reports. Furthermore, in order for FINRA members and their associated persons to participate in the Offering, we are required pursuant to FINRA Rule 5110 to disclose in each annual report distributed to stockholders a per share estimated value of the shares, the method by which it was developed and the date of the data used to develop the estimated value. In addition, pursuant to National Association of Securities Dealers Conduct Rule 2340, which took effect on April 11, 2016, we are required to publish an updated estimated per share NAV on at least an annual basis. Our Board will make decisions regarding the valuation methodology to be employed, who will perform valuations of our assets and the frequency of such valuations; provided, however, that the determination of the estimated per share NAV must be conducted by, or with the material assistance or confirmation of, a third-party valuation expert and must be derived from a methodology that conforms to standard industry practice. Our Board established an estimated per share NAV of our common stock of $8.60 for both Class A Shares and Class T Shares on February 13, 2019, using a methodology that conformed to standard industry practice. However, as set forth above, there is no public trading market for the shares at this time and stockholders may not receive $8.60 per share if a market did exist.
This was the first determination of our estimated per share NAV. In determining the estimated per share NAV as of December 31, 2018, our Board considered information and analysis, including valuation materials that were provided by Cushman & Wakefield, Inc. (“Cushman & Wakefield”), information provided by CCI III Management and the estimated per share NAV recommendation made by the valuation committee of our Board, which committee is comprised entirely of independent directors. See our Current Report on Form 8-K filed with the SEC on February 19, 2019 for additional information regarding Cushman & Wakefield and its valuation materials.
 Share Redemption Program
Our Board has adopted a share redemption program that enables our stockholders to sell their shares to us in limited circumstances. Our share redemption program permits stockholders to sell their shares back to us after they have held them for at least one year, subject to the conditions and limitations described below.
Our common stock is currently not listed on a national securities exchange, and we will not seek to list our stock unless and until such time as our independent directors believe that the listing of our stock would be in the best interests of our stockholders. In order to provide stockholders with the benefit of interim liquidity, stockholders who have held their shares for at least one year may present all, or a portion, of their shares consisting of at least the lesser of (1) 25% of the holder’s shares; or (2) a number of shares with an aggregate redemption price of $2,500 to us for redemption at any time in accordance with the procedures outlined below. At that time, we may, subject to the conditions and limitations described below, redeem the shares presented for redemption for cash to the extent that we have sufficient funds available to us to fund such redemption. We will not pay to our sponsor, our Board, or our advisor or its affiliates any fees to complete any transactions under our share redemption program.

Except as provided below for redemptions due to a stockholder’s death, bankruptcy or other exigent circumstances, the redemption price per share will equal the per share value shown on the stockholder’s most recent customer account statement pursuant to NASD Rule 2340. The redemption price will be adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock if any such event is not already reflected in the per share value shown on the stockholder’s most recent customer account statement. As a result of our Board’s determination of an estimated per share NAV of our shares of common stock, the estimated per share NAV of $8.60 for both Class A Shares and Class T Shares as of December 31, 2018 will serve as the most recent estimated per share NAV for purposes of the share redemption program, effective on February 19, 2019, until such time as our Board determines a new estimated per share NAV.
Because the redemption price is based on the per share value of the respective class of common stock as shown on the stockholder’s most recent customer account statement, the redemption price received for the shares may be lower or higher than the price paid for the shares, and the difference between the redemption price and the price paid for the shares may be greater or less depending upon the class of shares owned due to the different fees and selling commissions associated with each class of shares.
In determining the redemption price, we consider shares to have been redeemed from a stockholder’s account on a first-in, first-out basis. Our Board will announce any redemption price adjustment and the time period of its effectiveness as a part of its regular communications with our stockholders. If we have sold a property and have made one or more special distributions to our stockholders of all or a portion of the net proceeds from such sales, the per share redemption price will be reduced by the net sale proceeds per share distributed to stockholders prior to the redemption date. Our Board will, in its sole discretion, determine which distributions, if any, constitute a special distribution. While our Board does not have specific criteria for determining a special distribution, we expect that a special distribution will only occur upon the sale of a property and the subsequent distribution of the net sale proceeds.
Upon receipt of a request for redemption, we may conduct a Uniform Commercial Code (“UCC”) search to ensure that no liens are held against the shares. Any costs for conducting the UCC search will be borne by us.
We may waive the one-year holding period requirement upon request due to a stockholder’s death or bankruptcy or other exigent circumstances as determined by our advisor. In the event of the death of a stockholder, we must receive notice from the stockholder’s estate within 270 days after the stockholder’s death. In addition, in the event that a stockholder redeems all of their shares, any shares that were purchased pursuant to our DRIP will be excluded from the one-year holding requirement. Also, for purposes of the one-year-holding period, any limited partners of our operating partnership who exchanged their limited partnership units for shares of our common stock will be deemed to have owned their shares as of the date our operating partnership’s units were issued. Shares redeemed in connection with a stockholder’s death were redeemed at a purchase price per share equal to 100% of the amount the stockholder paid for each share, or, effective February 19, 2019, the most recent per share NAV. Shares redeemed in connection with a stockholder’s bankruptcy or other exigent circumstance within one year from the purchase date will be redeemed at a price per share equal to the price per share we would pay had the stockholder held the shares for one year from the purchase date.
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
Our Board may choose to amend the terms of, suspend or terminate our share redemption program at any time upon 30 days’ notice to our stockholders. Additionally, we will be required to discontinue sales of shares under our DRIP on the date we sell all of the shares registered for sale under our DRIP, unless we file a new registration statement with the SEC and applicable states. Because the redemption of shares will be funded with the net proceeds we receive from the sale of shares under our DRIP, net of shares redeemed to date, the discontinuance or termination of our DRIP will adversely affect our ability to redeem shares under the share redemption program. We will notify our stockholders of such developments (1) in our next annual or quarterly report or (2) by means of a separate mailing, accompanied by disclosure in a current or periodic report under the Exchange Act.
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
During the three-month period ended December 31, 2018, we did not receive any requests for redemptions under our share redemption program. During the year ended December 31, 2018, we received valid redemption requests under our share redemption program totaling approximately 10,700 shares, of which we redeemed approximately 5,300 shares as of December 31, 2018 for $48,000 (at a redemption price of $9.00 per share) and approximately 5,400 shares subsequent to December 31, 2018 for $49,000 (at an average redemption price of $9.00 per share). A valid redemption request is one that complies with the applicable requirements and guidelines of our share redemption program then in effect. During the year ended December 31, 2017, we did not receive any requests for redemptions under our share redemption program.
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
For federal income tax purposes, distributions to common stockholders are characterized as ordinary dividends, capital gain distributions, or nondividend distributions. To the extent that we make a distribution in excess of our current or accumulated earnings and profits, the distribution will be a nontaxable return of capital, reducing the tax basis in each U.S. stockholder’s shares. In addition, the amount of distributions in excess of U.S. stockholder’s tax basis in their shares will be taxable as a capital gain realized from the sale of those shares. See Note 11 — Income Taxes to our consolidated financial statements in this Annual Report on Form 10-K for the character of the distributions paid during the years ended December 31, 2018, 2017 and 2016.
The following table shows the distributions declared on a per share basis during the years ended December 31, 2018, 2017 and 2016:

Year Ending December 31,	Share Class	Total Distributions Declared	Distributions Declared per Common Share
2018	Class A Shares	$1,182,596	$0.60
	Class T Shares	$354,591	$0.60
2017	Class A Shares	$595,952	$0.60
	Class T Shares	$115,669	$0.60
2016	Class A Shares	$49,797	$0.16
	Class T Shares	$87	$0.02
Use of Proceeds
On July 14, 2014, we sold 8,000 shares of common stock (later designated as Class A Shares), at $25.00 per share, to VEREIT OP. Effective as of December 30, 2015, we effected a stock split, whereby every one share of our common stock issued and outstanding was split into two and one-half shares of common stock, resulting in 20,000 Class A Shares of common stock issued and outstanding as of such date. On September 22, 2016, our Registration Statement on Form S-11 (Registration No. 333-209128) for the offering of up to $2.5 billion in shares of common stock in the primary portion of the Offering, consisting of two classes of shares, Class A Shares at a price of $10.00 per share (up to $1.25 billion in shares) and Class T Shares at a price of $9.57 per share (up to $1.25 billion in shares), subject to reduction in certain circumstances, was declared effective under the Securities Act. The registration statement also covers the offering of up to $1.0 billion in shares of common stock pursuant to our DRIP, under which stockholders may elect to have distributions reinvested in additional shares at a price of $9.10 per share for both Class A Shares and Class T Shares, assuming a $10.00 per Class A Share primary offering price and a $9.57 per Class T Share primary offering price. Additionally, as of December 31, 2018, we were authorized to issue 10.0 million shares of preferred stock, but had none issued or outstanding.
On September 22, 2016, we satisfied the conditions of the escrow agreement regarding the minimum offering amount under the Offering and issued approximately 275,000 Class A Shares to VEREIT OP, resulting in gross proceeds of $2.5 million, and commenced principal operations. Effective December 31, 2018, the primary portion of the Offering was terminated. We intend to continue to issue shares of our common stock pursuant to the DRIP portion of the Offering at the estimated per share NAV as determined by our Board on February 13, 2019 using a valuation date of December 31, 2018 and effective on February 19, 2019.
As of December 31, 2018, we had issued approximately 3.1 million shares of common stock in the Offering, including 82,000 shares issued pursuant to the DRIP, for gross proceeds of $30.5 million ($23.4 million in Class A Shares and $7.1 million in Class T Shares) before organization and offering costs, selling commissions and dealer manager fees of $2.2 million, out of which we paid $1.9 million in selling commissions and dealer manager fees and $311,000 in organization and offering costs to CCI III Management or its affiliates. In addition, we pay CCO Capital a distribution and stockholder servicing fee for Class T Shares sold in the primary portion of the Offering. Pursuant to the dealer manager agreement, prior to our Board’s determination of our estimated per share NAV, the distribution and stockholder servicing fee was calculated on a daily basis in an amount equal to 1/365th of 1.0% of the purchase price per share of the Class T Shares sold in the primary portion of the Offering. Commencing on February 19, 2019, the distribution and stockholder servicing fee for Class T Shares is calculated on a daily basis in an amount equal to 1/365th of 1.0% of the per share NAV. The aggregate distribution and stockholder servicing fee for Class T Shares will not exceed an amount equal to 4.0% of the total gross offering proceeds of Class T Shares sold in the primary portion of the Offering. We pay the distribution and stockholder servicing fee from cash flow from operations or, if our cash flow from operations is not sufficient to pay the distribution and stockholder servicing fee, from borrowings in anticipation of future cash flow. With the net offering proceeds and indebtedness, we acquired $49.6 million in real estate and related assets, inclusive of capitalized acquisition costs, and incurred acquisition costs of $1.2 million, including costs of $995,000 in acquisition fees and expense reimbursements to CCI III Management.
As of March 14, 2019, we had issued approximately 3.2 million shares in the Offering (2.5 million Class A Shares and 756,000 Class T Shares) for gross offering proceeds of $31.1 million.

ITEM 6.	SELECTED FINANCIAL DATA
The following data should be read in conjunction with our consolidated financial statements and the notes thereto and Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Annual Report on Form 10-K. The selected financial data presented below was derived from our consolidated financial statements.

	Year Ended December 31,				May 22, 2014 (Date of Inception) to December 31, 2014
	2018	2017	2016	2015
Balance Sheet Data:
Total real estate assets, net	$45,781,918	$47,694,172	$32,332,000	$—	$—
Cash and cash equivalents	$635,959	$351,461	$605,049	$200,000	$200,000
Total assets	$47,847,391	$50,132,232	$34,594,590	$200,000	$200,000
Credit facility	$24,175,000	$31,975,000	$22,000,000	$—	$—
Subordinate promissory note	$—	$1,600,000	$10,300,000	$—	$—
Total liabilities	$25,201,952	$35,015,739	$32,964,683	$—	$—
Stockholders’ equity	$22,463,281	$15,029,156	$1,629,907	$200,000	$200,000
Operating Data:
Total revenues	$4,406,375	$4,104,597	$798,433	$—	$—
Total operating expenses	$3,368,280	$3,638,241	$1,693,105	$—	$—
Operating income (loss)	$1,038,095	$466,356	$(894,672)	$—	$—
Net loss	$(771,712)	$(1,121,995)	$(1,392,279)	$—	$—
Cash Flow Data:
Net cash provided by (used in) operating activities	$1,396,989	$533,676	$(504,083)	$—	$—
Net cash used in investing activities	$—	$(16,855,205)	$(32,750,000)	$—	$—
Net cash (used in) provided by financing activities	$(1,112,491)	$16,067,941	$33,659,132	$—	$200,000
Per Common Share Data:
Class A Common Stock:
Net loss	$(523,089)	$(894,373)	$(1,389,630)	$—	$—
Basic and diluted weighted average number of common shares outstanding	1,977,654	993,758	97,638	20,000	9,344
Basic and diluted net loss per common share	$(0.26)	$(0.90)	$(14.23)	$—	$—
Distributions declared per common share	$0.60	$0.60	$0.16	$—	$—
Class T Common Stock:
Net loss	$(248,623)	$(227,622)	$(2,649)	$—	$—
Basic and diluted weighted average number of common shares outstanding	699,395	228,908	186	—	—
Basic and diluted net loss per common share	$(0.36)	$(0.99)	$(14.27)	$—	$—
Distributions declared per common share	$0.60	$0.60	$0.02	$—	$—

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Overview
We were formed on May 22, 2014, and we elected to be taxed, and currently qualify, as a REIT for federal income tax purposes commencing with our taxable year ended December 31, 2017. We commenced our principal operations on September 22, 2016 when we satisfied the conditions of the escrow agreement regarding the minimum offering requirement and issued approximately 275,000 shares of common stock in the Offering. We have no paid employees and are externally advised and operated by CCI III Management. On February 1, 2018, the Transaction, as discussed in Part I, Item 1. Business— Formation, was completed. As a result of the Transaction, CIM indirectly owns and/or controls CCI III Management; our dealer manager, CCO Capital; our property manager, CREI Advisors; and CCO Group.
As part of the Transaction, pursuant to the Services Agreement, VEREIT OP is obligated to provide certain services to CCO Group and to us, including operational real estate support. VEREIT OP is obligated to provide such services through March 31, 2019 (or, if later, the date of the last government filing other than a tax filing made by us, CCPT IV, CCPT V, CCIT II, and/or CIM Income NAV with respect to its 2018 fiscal year) and is obligated to provide consulting and research services through December 31, 2023 as requested by CCO Group, LLC. The services provided by VEREIT OP during the Initial Services Term, including but not limited to any advisory, dealer manager and property management services, have been, or by March 31, 2019, will be, transitioned to, and will be provided directly by, our sponsor, advisor, dealer manager or an affiliate thereof.
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
Effective December 31, 2018, the primary portion of the Offering was terminated. We intend to continue to issue shares of our common stock pursuant to the DRIP portion of the Offering.
Our operating results and cash flows are primarily influenced by rental income from our commercial properties, interest expense on our indebtedness, and acquisition and operating expenses. Rental income accounted for 88% and 70% of total revenue for the years ended December 31, 2018 and 2017, respectively. As 100% of our rentable square feet was under lease as of December 31, 2018, with a weighted average remaining lease term of 9.7 years, we believe our exposure to changes in commercial rental rates on our portfolio is substantially mitigated, except for vacancies caused by tenant bankruptcies or other factors. Our advisor regularly monitors the creditworthiness of each of our tenants by reviewing each tenant’s financial results, any available credit rating agency reports on the tenant or guarantor, the operating history of the property with such tenant, the tenant’s market share and track record within its industry segment, the general health and outlook of the tenant’s industry segment, and other information for changes and possible trends. If our advisor identifies significant changes or trends that may adversely affect the creditworthiness of a tenant, it will gather a more in-depth knowledge of the tenant’s financial condition and, if necessary, attempt to mitigate the tenant credit risk by evaluating the possible sale of the property, or identifying a possible replacement tenant should the current tenant fail to perform on the lease.
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
Operating Highlights and Key Performance Indicators
2018 Activity

•
Issued approximately 1.1 million shares of common stock in the Offering, including 63,000 shares issued pursuant to the DRIP, for gross offering proceeds of $10.8 million ($9.7 million in Class A Shares and $1.1 million in Class T Shares) before organization and offering costs, selling commissions and dealer manager fees of $856,000.

•	Total debt decreased by $9.4 million, from $33.6 million to $24.2 million.

Portfolio Information
As of December 31, 2018, we owned two properties comprising approximately 391,000 rentable square feet of income-producing necessity corporate office and industrial space located in two states, which were 100% leased and had a weighted average remaining lease term of 9.7 years. As we have only acquired two properties, a discussion of same store sales is not considered meaningful and as such is not included in the results of operations.
The following table shows the property statistics of our real estate assets as of December 31, 2018, 2017 and 2016:

	Year Ended December 31,
	2018	2017	2016
Number of commercial properties	2	2	1
Rentable square feet	390,875	390,875	221,215
Percentage of rentable square feet leased	100%	100%	100%
Percentage of investment-grade tenants (1)	69.4%	69.4%	100%
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

The following table summarizes our real estate acquisition activity during the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
	2018	2017	2016
Commercial properties acquired	—	1	1
Purchase price of acquired properties	$—	$16,855,205	$32,750,000
Rentable square feet	—	169,660	221,215
The following table shows the tenant diversification of our real estate portfolio, based on annualized rental income as of December 31, 2018:

				2018	Percentage of
	Total		2018	Annualized	2018
	Number	Leased	Annualized	Rental Income	Annualized
Tenant	of Leases	Square Feet	Rental Income	per Square Foot	Rental Income
Siemens	1	221,215	$2,698,266	$12.20	69%
Actuant Corporation	1	169,660	1,189,744	7.01	31%
	2	390,875	$3,888,010	$9.95	100%

The following table shows the tenant industry diversification of our real estate portfolio, based on annualized rental income, as of December 31, 2018:

				2018	Percentage of
	Total		2018	Annualized	2018
	Number	Leased	Annualized	Rental Income	Annualized
Industry	of Leases	Square Feet	Rental Income	per Square Foot	Rental Income
Manufacturing	2	390,875	$3,888,010	$9.95	100%
	2	390,875	$3,888,010	$9.95	100%
The following table shows the geographic diversification of our real estate portfolio, based on annualized rental income, as of December 31, 2018:

				2018	Percentage of
	Total		2018	Annualized	2018
	Number of	Rentable	Annualized	Rental Income	Annualized
Location	Properties	Square Feet	Rental Income	per Square Foot	Rental Income
Ohio	1	221,215	$2,698,266	$12.20	69%
Wisconsin	1	169,660	1,189,744	7.01	31%
	2	390,875	$3,888,010	$9.95	100%
The following table shows the property type diversification of our real estate portfolio, based on annualized rental income, as of December 31, 2018:

				2018	Percentage of
	Total		2018	Annualized	2018
	Number of	Rentable	Annualized	Rental Income	Annualized
Property Type	Properties	Square Feet	Rental Income	per Square Foot	Rental Income
Office	1	221,215	$2,698,266	$12.20	69%
Industrial	1	169,660	1,189,744	7.01	31%
	2	390,875	$3,888,010	$9.95	100%
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

The following table shows lease expirations of our real estate portfolio, as of December 31, 2018, during each of the next ten years and thereafter, assuming no exercise of renewal options:

	Total			2018	Percentage of
	Number	Leased	2018	Annualized	2018
Year of	of Leases	Square Feet	Annualized	Rental Income	Annualized
Lease Expiration	Expiring	Expiring	Rental Income	per Square Foot	Rental Income
2019	—	—	$—	$—	—%
2020	—	—	—	—	—%
2021	—	—	—	—	—%
2022	—	—	—	—	—%
2023	—	—	—	—	—%
2024	—	—	—	—	—%
2025	—	—	—	—	—%
2026	1	221,215	2,698,266	12.20	69%
2027	—	—	—	—	—%
2028	—	—	—	—	—%
Thereafter	1	169,660	1,189,744	7.01	31%
	2	390,875	$3,888,010	$9.95	100%
The following table shows the economic metrics of our real estate assets as of and for the years ended December 31, 2018, 2017 and 2016:

	2018	2017	2016
Economic Metrics
Weighted-average lease term (in years) (1)	9.7	10.7	9.3
____________________________________

(1)	Based on annualized rental income of our real estate portfolio as of December 31, 2018, 2017 and 2016. Our real estate portfolio does not have any leases that are expiring during the next five years.
Results of Operations
We are not aware of any material trends or uncertainties, other than national economic conditions affecting real estate in general, that may reasonably be expected to have a material impact on our results from the acquisition, management and operations of properties other than those listed in Part I, Item 1A — Risk Factors.
Our results of operations are influenced by the timing of acquisitions and the operating performance of our real estate assets. The following table provides summary information about our results of operations for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,			2018 vs 2017 Increase/(Decrease)	2017 vs 2016 Increase/(Decrease)
	2018	2017	2016
Total revenues	$4,406,375	$4,104,597	$798,433	$301,778	$3,306,164
General and administrative expenses	$936,397	$815,586	$372,030	$120,811	$443,556
Property operating expenses	$13,130	$12,058	$2,962	$1,072	$9,096
Real estate tax expenses	$506,499	$1,215,423	$61,202	$(708,924)	$1,154,221
Advisory fees and expenses	$—	$60,565	$74,289	$(60,565)	$(13,724)
Transaction-related expenses	$—	$41,576	$764,622	$(41,576)	$(723,046)
Depreciation and amortization	$1,912,254	$1,493,033	$418,000	$419,221	$1,075,033
Operating income (loss)	$1,038,095	$466,356	$(894,672)	$571,739	$1,361,028
Interest expense and other, net	$(1,809,807)	$(1,588,351)	$(497,607)	$221,456	$1,090,744
Net loss	$(771,712)	$(1,121,995)	$(1,392,279)	$350,283	$270,284

Revenue
Our revenue consists primarily of rental and other property income from net leased commercial properties. We also incur certain operating expenses that are subject to reimbursement by our tenants, which results in tenant reimbursement income.
2018 vs. 2017 — The increase in revenue of $302,000 during the year ended December 31, 2018, compared to the same period in 2017, was primarily due to recognizing a full year of revenue for one industrial property, leased to Actuant Corporation, which was acquired on November 6, 2017 (the “2017 Acquisition”). This increase was partially offset by a decrease in certain operating expenses subject to reimbursement by our tenants, which resulted in $518,000 in tenant reimbursement income during the year ended December 31, 2018, compared to $1.2 million of tenant reimbursement income during the year ended December 31, 2017.
2017 vs. 2016 — The increase in revenue of $3.3 million during the year ended December 31, 2017, compared to the same period in 2016, was primarily due to recognizing a full year of revenue for one office property, leased to Siemens Corporation (the “2016 Acquisition”), which was acquired on September 23, 2016, in addition to the 2017 Acquisition. We also paid certain operating expenses subject to reimbursement by our tenants, which resulted in $1.2 million in tenant reimbursement income during the year ended December 31, 2017, compared to $64,000 of tenant reimbursement income during the year ended December 31, 2016.
General and Administrative Expenses
The primary general and administrative expense items are unused fees on the credit facility, accounting and legal fees, board of directors costs, bank service charges and professional fees.
2018 vs. 2017 — The increase in general and administrative expenses of $121,000 during the year ended December 31, 2018, compared to the same period in 2017, was primarily due to an increase in bank fees and board of directors costs.
2017 vs. 2016 — The increase in general and administrative expenses of $444,000 during the year ended December 31, 2017, compared to the same period in 2016, was primarily due to recognizing expenses for a full year of operations, as the Company began operations on September 22, 2016.
Property Operating Expenses
Property operating expenses such as property repairs, maintenance and property related insurance may include both reimbursable and non-reimbursable property expenses. We are reimbursed by tenants for certain property operating expenses in accordance with the respective lease agreements.
2018 vs. 2017 — Property operating expenses remained consistent for the year ended December 31, 2018 compared to the same period in 2017.
2017 vs. 2016 — The increase in property operating expenses of $9,000 during the year ended December 31, 2017, compared to the same period in 2016, was primarily due to recognizing a full year of operating expenses on the 2016 Acquisition, which was acquired on September 23, 2016.
Real Estate Tax Expenses
2018 vs. 2017 — The decrease in real estate tax expenses of $709,000 during the year ended December 31, 2018, compared to the same period in 2017, was primarily due to decreased tax assessments on one property during the year ended December 31, 2018.
2017 vs. 2016 — The increase in real estate tax expenses of $1.2 million during the year ended December 31, 2017, compared to the same period in 2016, was primarily due to recognizing a full period of real estate taxes and an increase in a tax assessment on the 2016 Acquisition, which was acquired September 23, 2016.
Advisory Fees and Expenses
Pursuant to the advisory agreement with CCI III Management and based upon the amount of our current invested assets, we are required to pay to CCI III Management a monthly advisory fee equal to one-twelfth of 0.75% of the average asset value up to $2.0 billion, one-twelfth of 0.70% of the average asset value over $2.0 billion up to $4.0 billion and one twelfth of 0.65% of the average asset value over $4.0 billion. Additionally, we may be required to reimburse certain expenses incurred by CCI III Management in providing advisory services, subject to limitations as set forth in the advisory agreement.

2018 vs. 2017 — The decrease in advisory fees and expenses of $61,000 during the year ended December 31, 2018, compared to the same period in 2017, was primarily due to our expenses exceeding the greater of 2.0% of our average invested assets or 25.0% of net income throughout 2018, and therefore such excess amounts were not recognized and payable; see Note 8 — Related-Party Transactions and Arrangements to our consolidated financial statements in this Annual Report on Form 10-K.
2017 vs. 2016 — The decrease in advisory fees and expenses of $14,000 during the year ended December 31, 2017, compared to the same period in 2016, was primarily due to our expenses exceeding the greater of 2.0% of our average invested assets or 25.0% of net income beginning in April 2017, and therefore such excess amounts were not recognized and payable; see Note 8 — Related-Party Transactions and Arrangements to our consolidated financial statements in this Annual Report on Form 10-K.
Transaction-Related Expenses
We reimburse CCI III Management or its affiliates for transaction-related expenses incurred in the process of acquiring a property or the origination or acquisition of a loan, so long as the total expenses relating to the transaction do not exceed 6.0% of the contract purchase price, unless otherwise approved by a majority of our Board, including a majority of our independent directors, as commercially competitive, fair and reasonable to us. In April 2017, we early adopted ASU 2017-01, which clarifies the definition of a business by adding guidance to assist entities in evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. As of April 2017, our acquisitions qualify as asset acquisitions and, as such, certain acquisition costs related to these asset acquisitions are capitalized. Prior to the adoption of ASU 2017-01 in April 2017, costs related to property acquisitions were expensed as incurred.
2018 vs. 2017 — The decrease in transaction-related expenses of $42,000 during the year ended December 31, 2018, compared to the same period in 2017, was primarily due to having no property acquisitions during the year ended December 31, 2018, compared to the purchase of the 2017 Acquisition. The acquisition took place subsequent to the adoption of ASU 2017-01 in April 2017 and was accounted for as an asset acquisition.
2017 vs. 2016 — The decrease in transaction-related expenses of $723,000 during the year ended December 31, 2017, compared to the same period in 2016, was primarily due to the early adoption of ASU No. 2017-01, and as such certain acquisition costs related to asset acquisitions were capitalized during the year ended December 31, 2017. During the year ended December 31, 2016, transaction-related costs related to the 2016 Acquisition were expensed as incurred.
Depreciation and Amortization
2018 vs. 2017 — The increase in depreciation and amortization expenses of $419,000 during the year ended December 31, 2018, compared to the same period in 2017, was primarily due to recognizing a full fiscal year of depreciation on the 2017 Acquisition.
2017 vs. 2016 — The increase in depreciation and amortization expenses of $1.1 million during the year ended December 31, 2017, compared to the same period in 2016, was primarily due to recognizing a full fiscal year of depreciation on the 2016 Acquisition, as well as acquiring an additional property in November 2017.
Interest Expense and Other, Net
2018 vs. 2017 — The increase in interest expense and other, net, of $221,000 during the year ended December 31, 2018, compared to the same period in 2017, was primarily due to an increase in the weighted average interest rate to 4.7% as of December 31, 2018, from 4.1% as of December 31, 2017, coupled with an increase in the average aggregate amount of debt outstanding to $28.5 million during the year ended December 31, 2018, compared to $27.0 million during the year ended December 31, 2017.
2017 vs. 2016 — The increase in interest expense and other, net, of $1.1 million during the year ended December 31, 2017, compared to the same period in 2016, was primarily due to recognizing a full period of interest expense on our outstanding debt balance, as we did not commence principal operations until September 22, 2016.
Distributions
On a quarterly basis, our Board authorizes a daily distribution for the succeeding quarter. Our Board authorized the following daily distribution amounts per share for the periods indicated below:

Period Commencing	Period Ending	Daily Distribution Amount (1)
September 23, 2016	December 31, 2016	$0.001639344
January 1, 2017	March 31, 2019	$0.001643836
April 1, 2019	June 30, 2019	$0.001369863
______________________

(1)	Less the per share distribution and stockholder servicing fees that are payable with respect to Class T Shares (as calculated on a daily basis).
As of December 31, 2018, we had distributions payable of $155,000.
The following table presents distributions and sources of distributions for the periods indicated:

	Year Ended December 31,
	2018		2017
	Amount	Percent	Amount	Percent
Distributions paid in cash	$912,391	62%	$448,362	71%
Distributions reinvested	569,926	38%	179,564	29%
Total distributions	$1,482,317	100%	$627,926	100%
Sources of distributions:
Net cash provided by operating activities (1)	$1,396,989	94%	$533,676	85%
Proceeds from issuance of common stock (2)	85,328	6%	94,250	15%
	$1,482,317	100%	$627,926	100%
____________________________________

(1)	Net cash provided by operating activities for the years ended December 31, 2018 and 2017 was $1.4 million and $533,676, respectively.

(2)
Prior to the adoption of ASU 2017-01 in April 2017, we treated our real estate acquisition-related expenses, which are included in transaction-related expenses on the accompanying consolidated statements of operations, as funded by proceeds from the Offering, including proceeds from the DRIP. Therefore, for consistency, proceeds from the issuance of common stock used as a source of distributions for the years ended December 31, 2018 and 2017 includes the amount by which real estate acquisition-related fees and expenses have reduced net cash flows from operating activities in prior periods.

Share Redemptions
Our share redemption program permits our stockholders to sell their shares back to us after they have held them for at least one year, subject to certain conditions and limitations. We may waive the one-year holding period requirement upon request due to a stockholder’s death or bankruptcy or other exigent circumstances as determined by our advisor. In addition, our Board may choose to amend the terms of, suspend or terminate our share redemption program at any time upon 30 days’ notice. Funding for the redemption of shares will generally be limited to the net proceeds we receive from the sale of shares under the DRIP, net of shares redeemed to date. We will not redeem in excess of 5% of the weighted average number of shares outstanding during the trailing 12 months prior to the end of the fiscal quarter for which the redemptions are being paid. In addition, we will generally limit quarterly redemptions to approximately 1.25% of the weighted average number of shares outstanding during the trailing 12-month period ending on the last day of the fiscal quarter for which the redemptions are being paid, and to the net proceeds we receive from the sale of shares in the respective quarter under the DRIP. In addition, our Board may choose to amend the terms of, suspend or terminate our share redemption program at any time upon 30 days’ notice. We will not redeem in excess of 5.0% of the weighted average number of shares outstanding during the trailing 12 months prior to the end of the fiscal quarter for which the redemptions are being paid. Any of the foregoing limits might prevent us from accommodating all redemption requests made in any fiscal quarter or in any 12-month period. During the year ended December 31, 2018, we received valid redemption requests under our share redemption program totaling approximately 10,700 shares, of which we redeemed approximately 5,300 shares as of December 31, 2018 for $48,000 (at a redemption price of $9.00 per share) and approximately 5,400 shares subsequent to December 31, 2018 for $49,000 (at an average redemption price of $9.00 per share). A valid redemption request is one that complies with the applicable requirements and guidelines of our share redemption program then in effect. See Note 10 — Stockholders’ Equity to the consolidated financial statements included in this Annual Report on Form 10-K for additional terms of the share redemption program. See the discussion of our share redemption program in Part II, Item 5. Market for Registrant’s Common Equity, Related stockholder Matters and Issuer Purchases of Equity Securities — Share Redemption Program in this Annual Report on Form 10-K.
Liquidity and Capital Resources
General
We expect to utilize funds from the Offering and future proceeds from secured or unsecured financing to complete future property acquisitions and for general corporate uses. Our operating cash flows will primarily be provided by the rental income received from leased properties. As of December 31, 2018, we had raised $30.5 million of gross proceeds from the Offering before organization and offering costs, selling commissions and dealer manager fees of $2.2 million.
Our secured credit facility (the “Credit Facility”) provides for aggregate borrowings of up to $100.0 million in revolving loans (the “Revolving Loans”). As of December 31, 2018, we had $75.8 million in unused capacity, subject to borrowing availability. As of December 31, 2018, we also had cash and cash equivalents of $636,000.
Short-term Liquidity and Capital Resources
On a short-term basis, our principal demands for funds will be for the payment of operating expenses, distributions to stockholders and interest and principal on current and any future debt financings, including principal repayments of $24.2 million due September 23, 2019. Pursuant to the Credit Agreement (as defined in Note 6 — Credit Facility and Subordinate Promissory Note) we may elect to extend the maturity date of such loans for up to two successive 12-month periods, subject to satisfying certain conditions, including providing notice of the election and paying an extension fee of 0.2% of the maximum amount of the Revolving Loans (the “Extension Fee”). We expect to extend the maturity date of the Revolving Loans through September 23, 2020, subject to payment of the Extension Fee. We believe our cash on hand, net cash provided by operations and proceeds from the Offering will be sufficient to meet our obligations as they become due in the ordinary course of business for at least 12 months following the date these financial statements are issued. However, this evaluation assumes continued positive cash flows and the ability to extend the maturity of or refinance the Revolving Loans maturing September 23, 2019.
Long-term Liquidity and Capital Resources
On a long-term basis, our principal demands for funds will be for the payment of tenant improvements, operating expenses, distributions and redemptions to stockholders and interest and principal on any current and future indebtedness. Generally, we expect to meet our long-term liquidity requirements through proceeds from net cash flows provided by operations, proceeds from the DRIP portion of the Offering, and secured or unsecured borrowings from banks and other lenders.
We expect that substantially all net cash flows from operations will be used to pay distributions to our stockholders after certain capital expenditures, including tenant improvements and leasing commissions, are paid; however, we may use other sources to fund distributions, as necessary, including proceeds from the Offering, borrowings on our Credit Facility and/or future borrowings on unencumbered assets. To the extent that cash flows from operations are lower due to lower than expected returns on the properties, distributions paid to our stockholders may be lower. We expect that substantially all net cash flows from the Offering or debt financings will be used to fund acquisitions, certain capital expenditures, repayments of outstanding debt or distributions to our stockholders.
Contractual Obligations
As of December 31, 2018, we had debt outstanding with a carrying value of $24.2 million, with a weighted average interest rate of 4.7%. See Note 6 — Credit Facility and Subordinate Promissory Note to our consolidated financial statements in this Annual Report on Form 10-K for certain terms of our debt outstanding. Our contractual obligations as of December 31, 2018 were as follows:

	Payments due by period (1)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Principal payments - credit facility	$24,175,000	$24,175,000	$—	$—	$—
Interest payments - credit facility (2)	847,116	847,116	—	—	—
Total	$25,022,116	$25,022,116	$—	$—	$—
____________________________________

(1)	The table does not include amounts due to CCI III Management or its affiliates pursuant to our advisory agreement because such amounts are not fixed and determinable.

(2)	Payment obligations for the Revolving Loans are based on a weighted average interest rate of 4.7% as of December 31, 2018 and reflect a maturity date of September 23, 2019.
Our borrowings will not exceed 75% of the cost of our gross assets (or 300% of net assets) as of the date of any borrowing, which is the maximum level of indebtedness permitted under the NASAA REIT Guidelines; however, we may exceed that limit if approved by a majority of our independent directors and disclosed to our stockholders in the next quarterly report along with justification for such excess borrowing. As of December 31, 2018, our ratio of debt to total gross assets net of gross intangible lease liabilities was 48.7%.
Our management reviews net debt as part of its management of our overall liquidity, financial flexibility, capital structure and leverage, and we therefore believe that the presentation of net debt provides useful information to stockholders. Net debt is a non-GAAP measure used to show our outstanding principal debt balance, excluding certain GAAP adjustments, such as premiums or discounts, less all cash and cash equivalents. As of December 31, 2018, our net debt leverage ratio, which is the ratio of net debt to total gross real estate assets net of gross intangible lease liabilities, if applicable, was 47.5%.
The following table provides a reconciliation of the Credit Facility and subordinate promissory note (the “Subordinate Promissory Note”) balance, as reported on our consolidated balance sheet, to net debt as of December 31, 2018:

Balance as of December 31, 2018
Credit facility and subordinate promissory note	$24,175,000
Less: Cash and cash equivalents	(635,959)
Net debt	$23,539,041
Gross real estate assets	$49,605,205
Net debt leverage ratio	47.5%
Cash Flow Analysis
Year Ended December 31, 2018 Compared to the Year Ended December 31, 2017
Operating Activities. Net cash provided by operating activities increased by $863,000 for the year ended December 31, 2018, compared to the same period in 2017. The change was primarily due to recognizing a full year of operations on one rental income-producing property acquired during the year ended December 31, 2017. See “— Results of Operations” for a more complete discussion of the factors impacting our operating performance.
Investing Activities. Net cash used in investing activities decreased by $16.9 million for the year ended December 31, 2018, compared to the same period in 2017. The decrease was due to no acquisition activity during the year ended December 31, 2018, compared to the purchase of one property for an aggregate purchase price of $16.9 million during the year ended December 31, 2017.
Financing Activities. Net cash used in financing activities was $1.1 million for the year ended December 31, 2018, compared to net cash provided by financing activities of $16.1 million for the year ended December 31, 2017. The change was primarily due to repayments on the Credit Facility and the Subordinate Promissory Note.
Year Ended December 31, 2017 Compared to the Year Ended December 31, 2016
Operating Activities. Net cash provided by operating activities was $534,000 for the year ended December 31, 2017, compared to net cash used in operating activities of $504,000 for the year ended December 31, 2016. The change was primarily due to the acquisition of one rental income-producing property during the year ended December 31, 2017, as well as recognizing a full year of operations on one rental income-producing property acquired during the year ended December 31, 2016. See “— Results of Operations” for a more complete discussion of the factors impacting our operating performance.
Investing Activities. Net cash used in investing activities decreased by $15.9 million for the year ended December 31, 2017, compared to the same period in 2016. The decrease was due to the purchase of one property for an aggregate purchase price of $16.9 million during the year ended December 31, 2017, compared to the purchase of one property for an aggregate purchase price of $32.8 million during the year ended December 31, 2016.
Financing Activities. Net cash provided by financing activities decreased $17.6 million for the year ended December 31, 2017, compared to the same period in 2016. The change resulted primarily from an increase in net repayments on the Subordinate Promissory Note, coupled with a decrease in net borrowings on the Credit Facility and an increase in distributions to stockholders, offset by an increase in net proceeds from the Offering and a decrease in deferred financing costs paid.

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
If we fail to maintain our qualification as a REIT for any reason in a taxable year and applicable relief provisions do not apply, we will be subject to tax on our taxable income at regular corporate rates. We will not be able to deduct distributions paid to our stockholders in any year in which we fail to maintain our qualification as a REIT. We also will be disqualified for the four taxable years following the year during which qualification was lost, unless we are entitled to relief under specific statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders. However, we believe that we are organized and operate in such a manner as to maintain our qualification as a REIT for federal income tax purposes. No provision for federal income taxes has been made in our accompanying consolidated financial statements. We are subject to certain state and local taxes related to the operations of properties in certain locations, which have been provided for in our accompanying consolidated financial statements.
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
Related-Party Transactions and Agreements
We have entered into agreements with CCI III Management and its affiliates, whereby we agree to pay certain fees to, or reimburse certain expenses of, CCI III Management or its affiliates, such as acquisition and advisory fees and expenses, organization and offering costs, selling commissions, dealer manager fees and expenses, distribution and stockholder servicing fees, leasing fees and reimbursement of certain operating costs. See Note 8 — Related-Party Transactions and Arrangements to our consolidated financial statements in this Annual Report on Form 10-K for a discussion of the various related-party transactions, agreements and fees.
Conflicts of Interest
Richard S. Ressler, the chairman of our Board, chief executive officer and president, who is also a founder and principal of CIM and is an officer/director of certain of its affiliates, is the chairman of the board, chief executive officer and president of CCPT IV and CIM Income NAV, a director of CCIT II and CCPT V, and vice president of CCI III Management. One of our directors, Avraham Shemesh, who is also a founder and principal of CIM and is an officer/director of certain of its affiliates, serves as a director of CCPT IV and CIM Income NAV, as well as the chairman of the board, chief executive officer and president of CCIT II and CCPT V, and is president and treasurer of CCI III Management. One of our independent directors, W. Brian Kretzmer, also serves as a director of CCPT IV and CIM Income NAV. Our chief financial officer and treasurer, Nathan D. DeBacker, who is also an officer of other real estate programs sponsored by CCO Group, is vice president of CCI III Management. In addition, affiliates of CCI III Management act as an advisor to CCPT IV, CCPT V, CCIT II and CIM Income NAV, all of which are public, non-listed REITs sponsored or operated by CCO Group. As such, there are conflicts of interest where CCI III Management or its affiliates, while serving in the capacity as sponsor, general partner, officer, director, key personnel and/or advisor for CIM or another real estate program sponsored or operated by CIM or CCO Group, including other real estate offerings in registration, may be in conflict with us in connection with providing services to other real estate-related programs related to property acquisitions, property dispositions, and property management among others. The compensation arrangements between affiliates of CCI III Management and CIM and these other real estate programs sponsored or operated by CCO Group could influence the advice provided to us. See Part I, Item 1. Business — Conflicts of Interest of this Annual Report on Form 10-K.

Off-Balance Sheet Arrangements
As of December 31, 2018 and 2017, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market Risk
The market risk associated with financial instruments and derivative financial instruments is the risk of loss from adverse changes in market prices or interest rates. Our market risk arises primarily from interest rate risk relating to variable rate borrowings. To meet our short and long-term liquidity requirements, we borrow funds at a combination of fixed and variable rates. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to manage our overall borrowing costs. To achieve these objectives, from time to time, we may enter into interest rate hedge contracts such as swaps, collars and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. We do not intend to hold or issue these derivative contracts for trading or speculative purposes. As of December 31, 2018, we had no interest rate hedge contracts. We do not have any foreign operations and thus we are not exposed to foreign currency fluctuations.
Interest Rate Risk
In connection with the acquisition of our properties, we have obtained variable rate debt financing and are therefore exposed to changes in the London Interbank Offered Rate. As of December 31, 2018, we had an aggregate of $24.2 million of variable rate debt outstanding under the Credit Facility, and a change of 50 basis points in interest rates would result in a change in interest expense of $121,000 per annum. In the future, we may obtain additional variable rate debt financing to fund certain property acquisitions and may be further exposed to interest rate changes. Our objectives in managing interest rate risks will be to limit the impact of interest rate changes on operations and cash flows and to lower overall borrowing costs. To achieve these objectives, we expect to borrow primarily at interest rates with the lowest margins available and, in some cases, with the ability to convert variable rates to fixed rates.
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
There were no changes in or disagreements with our independent registered public accountants during the year ended December 31, 2018.

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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of December 31, 2018 was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of December 31, 2018, were effective at a reasonable assurance level.
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
Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2018.
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item will be presented in our definitive proxy statement for our 2019 annual meeting of stockholders, which is expected to be filed with the SEC within 120 days after December 31, 2018, and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this Item will be presented in our definitive proxy statement for our 2019 annual meeting of stockholders, which is expected to be filed with the SEC within 120 days after December 31, 2018, and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item will be presented in our definitive proxy statement for our 2019 annual meeting of stockholders, which is expected to be filed with the SEC within 120 days after December 31, 2018, and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this Item will be presented in our definitive proxy statement for our 2019 annual meeting of stockholders, which is expected to be filed with the SEC within 120 days after December 31, 2018, and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item will be presented in our definitive proxy statement for our 2019 annual meeting of stockholders, which is expected to be filed with the SEC within 120 days after December 31, 2018, and is incorporated herein by reference.

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
Exhibits
The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the year ended December 31, 2018 (and are numbered in accordance with Item 601 of Regulation S-K).

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

3.3	Bylaws of Cole Office & Industrial REIT (CCIT III), Inc. (Incorporated by reference to Exhibit 3.3 to the Company’s Form S-11 (File No. 333-209128), filed on January 26, 2016).
4.1	Form of Initial Subscription Agreement (Incorporated by reference to Appendix B to the Company’s Prospectus filed pursuant to Rule 424(b)(3) (File No. 333-209128), filed on October 2, 2018).
4.2	Form of Additional Subscription Agreement (Incorporated by reference to Appendix C to the Company’s Prospectus filed pursuant to Rule 424(b)(3) (File No. 333-209128), filed on October 2, 2018).
4.3	Distribution Reinvestment Plan (Incorporated by reference to Appendix D to the Company’s Prospectus filed pursuant to Rule 424(b)(3) (File No. 333-209128), filed on October 2, 2018).
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

10.17
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
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 25th day of March, 2019.

Cole Office & Industrial REIT (CCIT III), Inc.

By:	/s/ Nathan D. DeBacker
Nathan D. DeBacker
Chief Financial Officer and Treasurer
(Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ RICHARD S. RESSLER	Chairman of the Board of Directors, Chief Executive Officer and President	March 25, 2019
Richard S. Ressler	(Principal Executive Officer)

/s/ NATHAN D. DEBACKER	Chief Financial Officer and Treasurer	March 25, 2019
Nathan D. DeBacker	(Principal Financial Officer)

/s/ JEFFREY R. SMITH	Vice President of Accounting	March 25, 2019
Jeffrey R. Smith	(Principal Accounting Officer)

/s/ STEPHEN O. EVANS	Independent Director	March 25, 2019
Stephen O. Evans

/s/ HOWARD A. SILVER	Independent Director	March 25, 2019
Howard A. Silver

/s/ W. BRIAN KRETZMER	Independent Director	March 25, 2019
W. Brian Kretzmer

/s/ AVRAHAM SHEMESH	Director	March 25, 2019
Avraham Shemesh

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Cole Office & Industrial REIT (CCIT III), Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Cole Office & Industrial REIT (CCIT III), Inc. and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
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
/s/ Deloitte & Touche LLP
Phoenix, Arizona
March 25, 2019
We have served as the Company’s auditor since 2014.

COLE OFFICE & INDUSTRIAL REIT (CCIT III), INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2018	December 31, 2017
ASSETS
Real estate assets:
Land	$3,245,003	$3,245,003
Buildings and improvements	41,258,770	41,258,770
Intangible lease assets	5,101,432	5,101,432
Total real estate assets, at cost	49,605,205	49,605,205
Less: accumulated depreciation and amortization	(3,823,287)	(1,911,033)
Total real estate assets, net	45,781,918	47,694,172
Cash and cash equivalents	635,959	351,461
Rents and tenant receivables, net	943,287	1,018,825
Prepaid expenses and other assets	79,198	116,796
Deferred costs, net	407,029	950,978
Total assets	$47,847,391	$50,132,232
LIABILITIES AND STOCKHOLDERS’ EQUITY
Credit facility	$24,175,000	$31,975,000
Subordinate promissory note	—	1,600,000
Accrued expenses and accounts payable	683,380	853,388
Due to affiliates	188,461	278,394
Distributions payable	155,111	100,241
Deferred rental income	—	208,716
Total liabilities	25,201,952	35,015,739
Commitments and contingencies
Redeemable common stock	182,158	87,337
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.01 par value; 245,000,000 shares authorized, 2,424,682 and 1,436,855 shares issued and outstanding as of December 31, 2018 and December 31, 2017, respectively	24,179	14,369
Class T common stock, $0.01 par value; 245,000,000 shares authorized, 747,316 and 631,346 issued and outstanding as of December 31, 2018 and December 31, 2017, respectively	7,473	6,313
Capital in excess of par value	28,016,307	18,284,253
Accumulated distributions in excess of earnings	(5,584,678)	(3,275,779)
Total stockholders’ equity	22,463,281	15,029,156
Total liabilities, redeemable common stock, and stockholders’ equity	$47,847,391	$50,132,232
The accompanying notes are an integral part of these consolidated financial statements.

COLE OFFICE & INDUSTRIAL REIT (CCIT III), INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2018	2017	2016
Revenues:
Rental income	$3,888,009	$2,880,032	$734,528
Tenant reimbursement income	518,366	1,224,565	63,905
Total revenues	4,406,375	4,104,597	798,433
Operating expenses:
General and administrative	936,397	815,586	372,030
Property operating	13,130	12,058	2,962
Real estate tax	506,499	1,215,423	61,202
Advisory fees and expenses	—	60,565	74,289
Transaction-related	—	41,576	764,622
Depreciation and amortization	1,912,254	1,493,033	418,000
Total operating expenses	3,368,280	3,638,241	1,693,105
Operating income (loss)	1,038,095	466,356	(894,672)
Other expense:
Interest expense and other, net	(1,809,807)	(1,588,351)	(497,607)
Net loss	$(771,712)	$(1,121,995)	$(1,392,279)

Class A Common Stock:
Net loss	$(523,089)	$(894,373)	$(1,389,630)
Basic and diluted weighted average number of common shares outstanding	1,977,654	993,758	97,638
Basic and diluted net loss per common share	$(0.26)	$(0.90)	$(14.23)

Class T Common Stock:
Net loss	$(248,623)	$(227,622)	$(2,649)
Basic and diluted weighted average number of common shares outstanding	699,395	228,908	186
Basic and diluted net loss per common share	$(0.36)	$(0.99)	$(14.27)

The accompanying notes are an integral part of these consolidated financial statements.

COLE OFFICE & INDUSTRIAL REIT (CCIT III), INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Class A Common Stock		Class T Common Stock		Capital in Excess of Par Value	Accumulated Distributions in Excess of Earnings	Total Stockholders’ Equity
	Number of Shares	Par Value	Number of Shares	Par Value
Balance, January 1, 2016	20,000	$200	—	$—	$199,800	$—	$200,000
Issuance of common stock	314,618	3,146	5,225	52	2,931,802	—	2,935,000
Distributions declared on common stock — $0.16 per Class A Share and $0.02 per Class T Share	—	—	—	—	—	(49,884)	(49,884)
Commissions on stock sales and related dealer manager fees	—	—	—	—	(28,968)	—	(28,968)
Other offering costs	—	—	—	—	(31,962)	—	(31,962)
Distribution and stockholder servicing fees	—	—	—	—	(2,000)	—	(2,000)
Net loss	—	—	—	—	—	(1,392,279)	(1,392,279)
Balance, December 31, 2016	334,618	$3,346	5,225	$52	$3,068,672	$(1,442,163)	$1,629,907
Issuance of common stock	1,102,237	11,023	626,121	6,261	16,840,000	—	16,857,284
Distributions declared on common stock — $0.60 per common share	—	—	—	—	—	(711,621)	(711,621)
Commissions on stock sales and related dealer manager fees	—	—	—	—	(1,129,983)	—	(1,129,983)
Other offering costs	—	—	—	—	(169,994)	—	(169,994)
Distribution and stockholder servicing fees	—	—	—	—	(237,105)	—	(237,105)
Changes in redeemable common stock	—	—	—	—	(87,337)	—	(87,337)
Net loss	—	—	—	—	—	(1,121,995)	(1,121,995)
Balance, December 31, 2017	1,436,855	$14,369	631,346	$6,313	$18,284,253	$(3,275,779)	$15,029,156
Issuance of common stock	984,096	9,840	115,970	1,160	10,746,207	—	10,757,207
Equity-based compensation	9,066	23	—	—	20,602	—	20,625
Distributions declared on common stock — $0.60 per common share	—	—	—	—	—	(1,537,187)	(1,537,187)
Commissions on stock sales and related dealer manager fees	—	—	—	—	(747,395)	—	(747,395)
Other offering costs	—	—	—	—	(109,044)	—	(109,044)
Distribution and stockholder servicing fees	—	—	—	—	(35,533)	—	(35,533)
Redemptions of common stock	(5,335)	(53)	—	—	(47,962)	—	(48,015)
Changes in redeemable common stock	—	—	—	—	(94,821)	—	(94,821)
Net loss	—	—	—	—	—	(771,712)	(771,712)
Balance, December 31, 2018	2,424,682	$24,179	747,316	$7,473	$28,016,307	$(5,584,678)	$22,463,281
The accompanying notes are an integral part of these consolidated financial statements.

COLE OFFICE & INDUSTRIAL REIT (CCIT III), INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net loss	$(771,712)	$(1,121,995)	$(1,392,279)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization, net	1,912,254	1,493,033	418,000
Amortization of deferred financing costs	561,711	501,250	144,043
Straight-line rental income	(147,731)	(210,776)	(66,090)
Equity-based compensation	20,625	—	—
Changes in assets and liabilities:
Rents and tenant receivables	223,269	(494,449)	(247,510)
Prepaid expenses and other assets	37,598	(110,396)	(6,400)
Accrued expenses and accounts payable	(170,008)	487,383	366,005
Deferred rental income	(208,716)	4,092	204,624
Due to affiliates	(60,301)	(14,466)	75,524
Net cash provided by (used in) operating activities	1,396,989	533,676	(504,083)
Cash flows from investing activities:
Investment in real estate assets	—	(16,855,205)	(32,750,000)
Payment of property escrow deposits	—	(250,000)	(700,000)
Refund of property escrow deposits	—	250,000	700,000
Net cash used in investing activities	—	(16,855,205)	(32,750,000)
Cash flows from financing activities:
Proceeds from issuance of common stock	10,187,281	16,677,720	2,935,000
Redemptions of common stock	(48,015)	—	—
Offering costs on issuance of common stock	(856,439)	(1,299,977)	(60,946)
Distribution and stockholder servicing fees paid	(65,165)	(21,753)	—
Distributions to stockholders	(912,391)	(448,362)	(33,338)
Proceeds from credit facility	—	12,700,000	22,000,000
Repayments of credit facility	(7,800,000)	(2,725,000)	—
Proceeds from subordinate promissory note	2,200,000	16,488,631	10,300,000
Repayment of subordinate promissory note	(3,800,000)	(25,188,631)	—
Deferred financing costs paid	(17,762)	(114,687)	(1,481,584)
Net cash (used in) provided by financing activities	(1,112,491)	16,067,941	33,659,132
Net increase (decrease) in cash and cash equivalents	284,498	(253,588)	405,049
Cash and cash equivalents, beginning of period	351,461	605,049	200,000
Cash and cash equivalents, end of period	$635,959	$351,461	$605,049

Supplemental disclosures of non-cash investing and financing activities:
Distributions declared and unpaid	$155,111	$100,241	$16,546
Change in accrued distribution and stockholder servicing fees	$35,533	$237,105	$2,000
Common stock issued through distribution reinvestment plan	$569,926	$179,564	$—
Supplemental cash flow disclosures:
Interest paid	$1,269,123	$1,102,926	$299,341
Cash paid for income taxes	$6,467	$2,491	$300
The accompanying notes are an integral part of these consolidated financial statements.

COLE OFFICE & INDUSTRIAL REIT (CCIT III), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — ORGANIZATION AND BUSINESS
Cole Office & Industrial REIT (CCIT III), Inc. (the “Company”) is a non-exchange traded real estate investment trust (“REIT”) formed as a Maryland corporation, incorporated on May 22, 2014, that elected to be taxed, and currently qualifies, as a REIT for U.S. federal income tax purposes commencing with its taxable year ended December 31, 2017. The Company primarily acquires and operates commercial real estate assets, primarily consisting of single-tenant, income-producing necessity office and industrial properties, which are leased to creditworthy tenants under long-term leases. As of December 31, 2018, the Company owned two office and industrial properties, comprising 391,000 rentable square feet of commercial space located in two states. As of December 31, 2018, the rentable square feet at these properties was 100% leased.
Substantially all of the Company’s business is conducted through Cole Corporate Income Operating Partnership III, LP (“CCI III OP”), a Delaware limited partnership, of which the Company is the sole general partner and owns, directly or indirectly, 100% of the partnership interests.
The Company is externally managed by Cole Corporate Income Management III, LLC, a Delaware limited liability company (“CCI III Management”) (formerly known as Cole Corporate Income Advisors III, LLC), an affiliate of CIM Group, LLC (“CIM”), a vertically-integrated owner and operator of real assets with multidisciplinary expertise and in-house research, acquisition, credit analysis, development, finance, leasing, and asset management capabilities headquartered in Los Angeles, California with offices in Oakland, California; Bethesda, Maryland; Dallas, Texas; New York, New York; Chicago, Illinois; and Phoenix, Arizona.
On February 1, 2018, CIM acquired CCO Group, LLC and its subsidiaries (collectively, “CCO Group”) from VEREIT Operating Partnership, L.P. (“VEREIT OP”), a subsidiary of VEREIT, Inc. (“VEREIT”) (the “Transaction”). CCO Group, LLC owns and controls CCI III Management, the Company’s advisor, and is the indirect owner of CCO Capital, LLC (“CCO Capital”), the Company’s dealer manager, and CREI Advisors, LLC (“CREI Advisors”), the Company’s property manager. CCO Group serves as the Company’s sponsor and as a sponsor to Cole Credit Property Trust IV, Inc. (“CCPT IV”), Cole Credit Property Trust V, Inc. (“CCPT V”), Cole Office & Industrial REIT (CCIT II), Inc. (“CCIT II”) and CIM Income NAV, Inc. (formerly known as Cole Real Estate Income Strategy (Daily NAV), Inc.) (“CIM Income NAV”).
On September 22, 2016, the Company commenced its initial public offering on a “best efforts” basis, offering up to a maximum of $3.5 billion in shares of common stock (the “Offering”). Pursuant to the Offering, the Company offered up to $2.5 billion in shares of its common stock pursuant to the primary offering, consisting of two classes of shares: Class A common stock (“Class A Shares”) at a price of $10.00 per share (up to $1.25 billion in shares) and Class T common stock (“Class T Shares”) at a price of $9.57 per share (up to $1.25 billion in shares). Pursuant to the Offering, the Company is also offering up to $1.0 billion in shares of its common stock pursuant to the distribution reinvestment plan (the “DRIP”) at a purchase price during the Offering equal to the per share primary offering prices net of selling commissions and dealer manager fees, or $9.10 per share for both Class A Shares and Class T Shares, assuming a $10.00 per Class A Share primary offering price and a $9.57 per Class T Share primary offering price.
On August 9, 2018, the Company’s board of directors (the “Board”) approved the extension of the Offering until September 22, 2019, unless the Board terminated the Offering at an earlier date or all shares being offered had been sold, in which case the Offering would be terminated. Effective December 31, 2018, the primary portion of the Offering was terminated. The Company intends to continue to issue shares of common stock pursuant to the DRIP portion of the Offering.
The Board establishes an estimated per share net asset value (“NAV”) of the Company’s common stock for purposes of assisting broker-dealers in meeting their customer account statement reporting obligations under National Association of Securities Dealers Conduct Rule 2340. Distributions are reinvested in shares of the Company’s common stock under the DRIP at the estimated per share NAV as determined by the Board. Additionally, the estimated per share NAV as determined by the Board serves as the per share redemption price for the purposes of the share redemption program. On February 13, 2019, the Board established the Company’s first estimated per share NAV of the Company’s common stock, as of December 31, 2018, of $8.60 per share for both Class A Shares and Class T Shares. As a result, commencing on February 19, 2019, distributions are reinvested under the DRIP at a price of $8.60 per share for both Class A Shares and Class T Shares, the estimated per share NAV as of December 31, 2018, as determined by the Board. Additionally, $8.60 per share will serve as the most recent estimated per share NAV for purposes of the share redemption program. The Board establishes an updated per share NAV of the Company’s common stock on an annual basis. The Company's estimated per share NAV is not audited or reviewed by its independent registered public accounting firm.

COLE OFFICE & INDUSTRIAL REIT (CCIT III), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2018, the Company had issued approximately 3.1 million shares of common stock in the Offering, including 82,000 shares issued pursuant to the DRIP, for gross proceeds of $30.5 million ($23.4 million in Class A Shares and $7.1 million in Class T Shares) before organization and offering costs, selling commissions and dealer manager fees of $2.2 million. In addition, the Company has paid distribution and stockholder servicing fees for Class T Shares sold in the primary portion of the Offering of $87,000 and accrued an estimated liability for future distribution and stockholder servicing fees payable of $188,000.
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
Recoverability of Real Estate Assets
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate assets may not be recoverable. Impairment indicators that the Company considers include, but are not limited to: bankruptcy or other credit concerns of a property’s major tenant, such as a history of late payments, rental concessions and other factors; a significant decrease in a property’s revenues due to lease terminations; vacancies; co-tenancy clauses; reduced lease rates; changes in anticipated holding periods; or other circumstances. When indicators of potential impairment are present, the Company assesses the recoverability of the assets by determining whether the carrying amount of the assets will be recovered through the undiscounted future cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying amount, the Company will adjust the real estate assets to their respective fair values and recognize an impairment loss. Generally, fair value will be determined using a discounted cash flow analysis and recent comparable sales transactions. No impairment indicators were identified and no impairment losses were recorded during the years ended December 31, 2018, 2017 or 2016.
Assets Held for Sale
When a real estate asset is identified by the Company as held for sale, the Company will cease recording depreciation and amortization of the assets related to the property and estimate its fair value, net of selling costs. If, in management’s opinion, the fair value, net of selling costs, of the asset is less than the carrying amount of the asset, an adjustment to the carrying amount is then recorded to reflect the estimated fair value of the property, net of selling costs. There were no assets identified as held for sale as of December 31, 2018 or 2017.

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
The Company may acquire certain properties subject to contingent consideration arrangements that may obligate the Company to pay additional consideration to the seller based on the outcome of future events. Additionally, the Company may acquire certain properties for which it funds certain contingent consideration amounts into an escrow account pending the outcome of certain future events. The outcome may result in the release of all or a portion of the escrow funds to the Company or the seller or a combination thereof. Upon adoption of ASU 2017-01 (as defined below) in April 2017, contingent consideration arrangements for asset acquisitions are recognized when the contingency is resolved. The determination of the amount of contingent consideration arrangements is based on the probability of several possible outcomes as identified by management.
The Company estimates the fair value of assumed mortgage notes payable based upon indications of current market pricing for similar types of debt financing with similar maturities. Assumed mortgage notes payable are initially recorded at their estimated fair value as of the assumption date, and any difference between such estimated fair value and the mortgage note’s outstanding principal balance is amortized or accreted to interest expense over the term of the respective mortgage note payable.
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
In April 2017, the Company elected to early adopt Accounting Standards Update (“ASU”) No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”), which clarifies the definition of a business by adding guidance to assist entities in evaluating whether transactions should be accounted for as acquisitions (or disposals) of

COLE OFFICE & INDUSTRIAL REIT (CCIT III), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assets or businesses. Beginning in April 2017, all real estate acquisitions qualified as asset acquisitions, and as such, acquisition-related fees and certain acquisition-related expenses related to these asset acquisitions are now capitalized and allocated to tangible and intangible assets and liabilities as described above. Other acquisition-related expenses, such as advisor reimbursements, continue to be expensed as incurred and are included in transaction-related expenses on the accompanying consolidated statements of operations. Prior to the adoption of ASU 2017-01 in April 2017, all of the Company’s real estate acquisitions were accounted for as business combinations, and as such, acquisition-related expenses related to these business combination acquisitions were expensed as incurred. Prior to April 2017, acquisition-related expenses included within transaction-related expenses in the Company’s consolidated statements of operations primarily consisted of legal, deed transfer and other costs related to real estate purchase transactions, including costs incurred for deals that were not consummated. The Company expects any future acquisitions to qualify as asset acquisitions and, as such, the Company will allocate the purchase price to acquired tangible assets and identified intangible assets and liabilities on a relative fair value basis.
Cash and Cash Equivalents
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
Deferred Financing Costs
Deferred financing costs represent commitment fees, legal fees and other costs associated with obtaining commitments for financing. The presentation of all deferred financing costs, other than those associated with the revolving loan portion of the credit facility, are classified such that the debt issuance costs related to a recognized debt liability are presented on the consolidated balance sheets as a direct deduction from the carrying amount of the related debt liability rather than as an asset. Debt issuance costs related to securing the Company’s revolving line of credit are presented as an asset and amortized ratably over the term of the line of credit arrangement. The Company’s total deferred costs, net in the accompanying consolidated balance sheets relate only to the revolving loan portion of the Credit Facility (as defined in Note 6 — Credit Facility and Subordinate Promissory Note). As of December 31, 2018 and 2017, the Company had $407,000 and $1.0 million, respectively, of deferred financing costs, net of accumulated amortization, related to the revolving loan portion of the Credit Facility. Costs incurred in seeking financing transactions that do not close are expensed in the period in which it is determined the financing will not close.
Distribution and Stockholder Servicing Fees
The Company pays CCO Capital a distribution and stockholder servicing fee for Class T Shares sold in the primary portion of the Offering which, prior to the Board’s determination of the estimated per share NAV, was calculated on a daily basis in the amount of 1/365th of 1.0% of the purchase price per share of Class T Shares sold in the primary portion of the Offering. Commencing on February 19, 2019, the distribution and stockholder servicing fee for Class T Shares is calculated on a daily basis in an amount equal to 1/365th of 1.0% of the per share NAV. The aggregate distribution and stockholder servicing fee for Class T Shares will not exceed an amount equal to 4.0% of the total gross offering proceeds of Class T Shares sold in the primary portion of the Offering. The Company will cease paying the distribution and stockholder servicing fee with respect to Class T Shares sold in the Offering at the earliest of: (i) the end of the month in which the transfer agent, on the Company’s behalf, determines that total selling commissions and distribution and stockholder servicing fees paid by a stockholder within his or her individual account would be equal to 4.0% of the stockholder’s total gross investment amount at the time of the purchase of the primary Class T Shares held in such account, or a lower limit agreed upon between the Company’s dealer manager and the participating broker-dealer at the time such Class T Shares were sold; (ii) the date on which the aggregate underwriting compensation from all sources equals 10.0% of the gross offering proceeds (i.e., excluding proceeds from sales pursuant to the DRIP); (iii) the fourth anniversary of the last day of the month in which the Offering (excluding the offering of shares pursuant to the DRIP) terminates; (iv) the date such Class T Share is no longer outstanding; and (v) the date the Company effects a liquidity event (such as the sale of the Company, the sale of all or substantially all of the Company’s assets, a merger or similar transaction, the listing of the Company’s shares of common stock for trading on a national securities exchange or an alternative strategy that would result in a significant increase in the opportunities for stockholders to dispose of their shares). CCO Capital may, in its discretion, reallow to participating broker-dealers all or a portion of the distribution and stockholder servicing fee. At the time the Company ceases paying the distribution and stockholder servicing fee with respect to an outstanding Class T Share pursuant to the provisions above, such Class T Share will convert into a number of Class A Shares (including any fractional shares) with an equivalent net asset value as such share. The distribution and stockholder servicing fee

COLE OFFICE & INDUSTRIAL REIT (CCIT III), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

is paid monthly in arrears. An estimated liability for future distribution and stockholder servicing fees payable to CCO Capital is recognized at the time each Class T Share is sold and included in due to affiliates in the consolidated balance sheets with a corresponding decrease to capital in excess of par value.
Due to Affiliates
Certain affiliates of CCI III Management received, and will continue to receive, fees, reimbursements and compensation in connection with services provided relating to the Offering and the acquisition, management, financing and leasing of the Company’s assets. As of December 31, 2018 and 2017, $188,000 and $278,000, respectively, was due to CCI III Management and its affiliates for such services, as discussed in Note 8 — Related-Party Transactions and Arrangements to these consolidated financial statements.
Redeemable Common Stock
Under the Company’s share redemption program, the Company’s obligation to redeem shares of its outstanding common stock is limited, among other things, to the net proceeds received by the Company from the sale of shares under the DRIP during the quarter, net of shares redeemed. The Company records the maximum amount that is redeemable under the share redemption program as redeemable common stock outside of permanent equity in its consolidated balance sheets. Changes in the amount of redeemable common stock from period to period are recorded as an adjustment to capital in excess of par value.
Revenue Recognition
Certain properties have leases where the minimum rental payment increases during the term of the lease. The Company records rental income for the full term of each lease on a straight-line basis when earned and collectability is reasonably assured. When the Company acquires a property, the terms of existing leases are considered to commence as of the acquisition date for the purpose of this calculation. The Company defers the recognition of contingent rental income, such as percentage rents, until the specific target that triggers the contingent rental income is achieved. Expected reimbursements from tenants for recoverable real estate taxes and operating expenses are included in tenant reimbursement income in the period when such costs are incurred. Effective January 1, 2018, the Company adopted ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which supersedes the revenue recognition requirements in Revenue Recognition, Accounting Standards Codification Topic 605 and requires an entity to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company records revenue for real estate taxes and insurance reimbursed by its tenants on the leased properties, with offsetting expenses in real estate taxes and property operating expenses, respectively, within the consolidated statements of operations as the Company has concluded it is the primary obligor. The Company has identified its revenue streams as rental income from leasing arrangements and tenant reimbursement income, which are outside of the scope of Topic 606. The Company adopted ASU 2014-09 using the modified retrospective approach and determined it did not have a material impact on the Company’s consolidated financial statements.
The Company continually reviews receivables related to rent, including any straight-line rent, and current and future operating expense reimbursements from tenants and determines their collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of a receivable is uncertain, the Company will record an increase in the allowance for uncollectible accounts. As of December 31, 2018 and 2017, the Company did not have an allowance for uncollectible accounts.
Income Taxes
The Company elected to be taxed and qualified as a REIT for federal income tax purposes under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, (the “Internal Revenue Code”), beginning with its taxable year ended December 31, 2017. The Company will generally not be subject to federal corporate income tax to the extent it distributes its taxable income to its stockholders, and so long as it, among other things, distributes at least 90% of its annual taxable income (computed without regard to the dividends paid deduction and excluding net capital gains). REITs are subject to a number of other organizational and operational requirements. Even if the Company maintains its qualification for taxation as a REIT, it or its subsidiaries may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed income.

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
Net Loss and Distributions Per Share
The Company has two classes of common stock. Accordingly, the Company utilizes the two-class method to determine its earnings per share, which results in different earnings per share for each of the classes. Under the two-class method, earnings per share of each class of common stock are computed by dividing the sum of the distributed earnings to common stockholders and undistributed earnings allocated to common stockholders by the weighted average number of shares for each class of common stock for the respective period. The distributed earnings to Class T Share common stockholders represents distributions declared less the distribution and stockholder servicing fees paid with respect to Class T Shares sold in the primary portion of the Offering. Diluted income per share, when applicable, considers the effect of any potentially dilutive share equivalents, of which the Company had none for each of the years ended December 31, 2018, 2017 or 2016. Distributions per share are calculated based on the authorized daily distribution rate.
Offering and Related Costs
CCI III Management funds all of the organization and offering costs on the Company’s behalf (excluding selling commissions, dealer manager fees and distribution and stockholder servicing fees) and may be reimbursed for such costs up to 1.0% of the gross proceeds from the Offering. As of December 31, 2018, CCI III Management had paid organization and offering costs in excess of 1.0% of the gross proceeds from the Offering. These excess costs were not included in the financial statements of the Company because such costs were not a liability of the Company as they exceeded 1.0% of the aggregate gross proceeds from the Offering. The Company expenses organization costs as incurred and records offering costs, which include items such as legal and accounting fees, marketing, personnel, promotional and printing costs, as a reduction of capital in excess of par value along with selling commissions, and dealer manager fees in the period in which they become payable.
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
In February 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). The amendments in this update require that most lease obligations be recognized as a right of use asset with a corresponding liability on the balance sheet. The guidance also requires additional qualitative and quantitative disclosures to assess the amount, timing and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. The FASB has subsequently issued other related ASU, which amend ASU 2016-02 to provide transition practical expedients that an entity may elect to apply and other guidance. In July 2018, the FASB issued ASU No. 2018-11, Leases: Targeted Improvements, which provides companies with an additional transition option that would permit the application of ASU 2016-02 as of the adoption date rather than to all periods presented. The Company will use this transition option upon adoption of the new standard on January 1, 2019 and use the effective date as the date of initial application. Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019. The Company adopted the guidance on January 1, 2019 using the modified retrospective approach. The Company has finalized its assessment of its inventory of leases that will be impacted by adoption of the new guidance. The Company will elect the “package of practical expedients,” which permits the Company to not reassess under the new standard prior conclusions about lease identification, lease classification and initial direct costs. The accounting for lease components

COLE OFFICE & INDUSTRIAL REIT (CCIT III), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

will largely be unchanged from existing GAAP and the Company will elect the practical expedient to not separate non-lease components from lease components. The Company does not expect the adoption of ASU 2016-02 to have a material impact on the accounting treatment and disclosure of the Company’s net leases, which are the primary source of the Company’s revenues. The Company does not have material leases where it is the lessee.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326) (“ASU 2016-13”). ASU 2016-13 is intended to improve financial reporting requiring more timely recognition of credit losses on loans and other financial instruments that are not accounted for at fair value through net income, including loans held for investment, held-to-maturity debt securities, trade and other receivables, net investment in leases and other such commitments. ASU 2016-13 requires that financial assets measured at amortized cost be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The amendments in ASU 2016-13 require the Company to measure all expected credit losses based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the financial assets and eliminates the “incurred loss” methodology under current GAAP. ASU 2016-13 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019. Early adoption is permitted for fiscal years, and interim periods within those years, beginning after December 15, 2018. The Company is currently evaluating the impact this amendment will have on its consolidated financial statements.
In August 2018, the FASB issued ASU No. 2018-13, Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). This ASU amends and removes several disclosure requirements including the valuation processes for Level 3 fair value measurements. ASU 2018-13 also modifies some disclosure requirements and requires additional disclosures for changes in unrealized gains and losses included in other comprehensive income for recurring Level 3 fair value measurements and requires the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The provisions of ASU 2018-13 are effective January 1, 2020 using a prospective transition method for amendments effecting changes in unrealized gains and losses, significant unobservable inputs used to develop Level 3 fair value measurements and narrative description on uncertainty of measurements. The remaining provisions of the ASU are to be applied retrospectively, and early adoption is permitted. The Company is evaluating the impact of this ASU’s adoption, and does not believe this ASU will have a material impact on its consolidated financial statements.
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
The following describes the methods the Company uses to estimate the fair value of the Company’s financial assets and liabilities:
Credit facility and subordinate promissory note — The fair value is estimated by discounting the expected cash flows based on estimated borrowing rates available to the Company as of the measurement date. These financial instruments are valued using Level 2 inputs. As of December 31, 2018, the estimated fair value of the Company’s debt was $24.3 million, compared to a carrying value of $24.2 million. As of December 31, 2017, the estimated fair value of the Company’s debt was $33.8 million, compared to a carrying value of $33.6 million. The carrying and fair values exclude net deferred financing costs.

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
Considerable judgment is necessary to develop estimated fair values of financial assets and liabilities. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize, or be liable for, on disposition of the financial assets and liabilities. As of December 31, 2018 and 2017, there have been no transfers of financial assets or liabilities between fair value hierarchy levels.
NOTE 4 — REAL ESTATE ASSETS
2018 Property Acquisitions
During the year ended December 31, 2018, the Company did not acquire any properties.
2017 Property Acquisition
During the year ended December 31, 2017, the Company acquired one industrial property, leased to Actuant Corporation, for a purchase price of $16.9 million (the “2017 Acquisition”), which includes $355,000 of external acquisition-related expenses that were capitalized in accordance with ASU 2017-01. Prior to the Company’s adoption of ASU 2017-01, costs related to the property acquisitions were expensed as incurred. The Company purchased the 2017 Acquisition with net proceeds from the Offering and available borrowings. The Company allocated the purchase price of this property to the fair value of the assets acquired. The following table summarizes the purchase price allocation for the 2017 Acquisition:

December 31, 2017
Land	$937,691
Buildings and improvements	14,287,443
Acquired in-place lease (1)	1,630,071
Total purchase price	$16,855,205
______________________
(1)    The weighted average amortization period for the acquired in-place lease was 16.2 years for the 2017 Acquisition.
2016 Property Acquisition
During the year ended December 31, 2016, the Company acquired one office property, leased to Siemens Corporation, for a purchase price of $32.8 million (the “2016 Acquisition”). The Company purchased the 2016 Acquisition with net proceeds from the Offering and available borrowings. The Company allocated the purchase price of this property to the fair value of the assets acquired. The following table summarizes the purchase price allocation for the 2016 Acquisition:

December 31, 2016
Land	$2,307,312
Buildings and improvements	26,971,327
Acquired in-place lease (1)	3,471,361
Total purchase price	$32,750,000
______________________
(1)    The weighted average amortization period for the acquired in-place lease was 9.6 years for the 2016 Acquisition.
The Company recorded revenue for the year ended December 31, 2016 of $798,000 and a net loss for the year ended December 31, 2016 of $439,000 related to the 2016 Acquisition. In addition, the Company recorded $765,000 of acquisition-related expenses for the year ended December 31, 2016, which is included in transaction-related expenses on the consolidated statements of operations.

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
Asset Concentration
As of December 31, 2018, the Company had two tenants that constitute significant asset concentrations. The tenant of the 2017 Acquisition, Enerpac, is a significant tenant and is a subsidiary of Actuant Corporation. The audited financial statements for Actuant Corporation, for the fiscal year ended August 31, 2018, are publicly available on the SEC’s web site, http://www.sec.gov. The tenant of the 2016 Acquisition, Siemens Corporation, is a significant tenant and is a subsidiary of Siemens AG. The audited financial statements for Siemens AG, for the fiscal year ended September 30, 2018, can be found on their website at https://www.siemens.com/investor/pool/en/investor_relations/Siemens_SAG2018_E.pdf.
NOTE 5 — INTANGIBLE LEASE ASSETS
The Company’s intangible lease assets consisted of the following as of December 31, 2018 and 2017:

	As of December 31,
	2018	2017
In-place leases, net of accumulated amortization of $943,541 and $480,483, respectively
(with a weighted average life remaining of 9.8 years and 10.8 years, respectively)	$4,157,891	$4,620,949
Amortization expense for the in-place leases is included in depreciation and amortization in the accompanying consolidated statement of operations. The following table summarizes the amortization expense related to the in-place lease assets for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
	2018	2017	2016
In-place lease amortization	$463,058	$374,832	$105,651
As of December 31, 2018, the estimated amortization expense relating to the intangible lease assets for each of the five succeeding fiscal years is as follows:

Amortization Expense
Year ending December 31,	In-Place Leases
2019	$463,058
2020	$463,058
2021	$463,058
2022	$463,058
2023	$463,058
NOTE 6 — CREDIT FACILITY AND SUBORDINATE PROMISSORY NOTE
As of December 31, 2018, the Company had $24.2 million of debt outstanding, with a weighted average interest rate of 4.7% and a weighted average term to maturity of nine months.

COLE OFFICE & INDUSTRIAL REIT (CCIT III), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the debt balances as of December 31, 2018 and 2017, respectively, and the debt activity for the year ended December 31, 2018:

		During the Year Ended December 31, 2018
	Balance as of December 31, 2017	Debt Issuance	Repayments	Accretion	Balance as of December 31, 2018
Credit facility	$31,975,000	$—	$(7,800,000)	$—	$24,175,000
Subordinate promissory note	1,600,000	2,200,000	(3,800,000)	—	—
Total debt	$33,575,000	$2,200,000	$(11,600,000)	$—	$24,175,000
Credit Facility
As of December 31, 2018, the Company had $24.2 million of debt outstanding under its secured credit facility (the “Credit Facility”) with JPMorgan Chase Bank, N.A. (“JPMorgan Chase”), as administrative agent, and the lenders under the credit agreement (as amended, the “Credit Agreement”), that provides for borrowings of up to $100.0 million in revolving loans (the “Revolving Loans”). With respect to the Company’s $24.2 million of Revolving Loans maturing on September 23, 2019, the Company expects to extend the maturity date, subject to satisfying certain conditions contained in the Credit Agreement. These conditions include providing notice of the election and paying an extension fee of 0.2% of the maximum amount of the Revolving Loans.
Depending upon the type of loan specified and overall leverage ratio, the Credit Facility bears interest at (i) the one-month, two-month, three-month or six-month London Interbank Offered Rate (“LIBOR”) multiplied by the statutory reserve rate (the “Eurodollar Rate”) plus an interest rate spread ranging from 2.20% to 2.45%; or (ii) a base rate ranging from 1.20% to 1.45%, plus the greater of: (a) JPMorgan Chase’s Prime Rate (as defined in the Credit Agreement); (b) the Federal Funds Effective Rate (as defined in the Credit Agreement) plus 0.50%; or (c) the one-month LIBOR multiplied by the statutory reserve rate plus 1.0%. As of December 31, 2018, the Revolving Loans outstanding totaled $24.2 million at a weighted average interest rate of 4.7%. The Company had $75.8 million in unused capacity, subject to borrowing availability, as of December 31, 2018.
The Credit Agreement contains provisions with respect to covenants, events of default and remedies customary for facilities of this nature. In particular, the Credit Agreement requires the Company to maintain a minimum consolidated net worth greater than or equal to 75% of the equity issued from the date of the Credit Agreement, a leverage ratio no greater than 60%, and a fixed charge coverage ratio equal to or greater than 1.50. The Company believes it was in compliance with the financial covenants of the Credit Agreement as of December 31, 2018.
On September 23, 2016, the Company entered into a $30.0 million subordinate, unsecured, revolving line of credit with VEREIT OP (the “Subordinate Promissory Note”). The Subordinate Promissory Note bore interest at a rate per annum equal to the sum of (a) one-month LIBOR, (b) the Credit Facility Margin (as defined in the Subordinate Promissory Note) and (c) 1.75%, with accrued interest payable monthly in arrears and principal due upon maturity. No amounts were outstanding under the Subordinate Promissory Note, which matured and expired on September 30, 2018. No financing coordination fees were paid to the advisor or its affiliates in connection with the Subordinate Promissory Note.
Maturities
The following table summarizes the scheduled aggregate principal repayments for the Company’s outstanding debt as of December 31, 2018 for each of the five succeeding fiscal years and the period thereafter:

Principal Repayments
2019	$24,175,000
2020	—
2021	—
2022	—
2023	—
Thereafter	—
Total	$24,175,000

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
NOTE 8 — RELATED-PARTY TRANSACTIONS AND ARRANGEMENTS
The Company has incurred, and will continue to incur, commissions, fees and expenses payable to CCI III Management and certain of its affiliates in connection with the Offering and the acquisition, management and disposition of its assets.
Selling commissions and dealer manager fees
In connection with the Offering, which was terminated on December 31, 2018, CCO Capital, the Company’s dealer manager, which is affiliated with CCI III Management, received selling commissions of up to 7.0% and 3.0% of gross offering proceeds from the primary portion of the Offering for Class A Shares and Class T Shares, respectively. CCO Capital reallowed 100% of selling commissions earned to participating broker-dealers. In addition, 2.0% of gross offering proceeds from the primary portion of the Offering for both Class A Shares and Class T Shares was paid to CCO Capital as a dealer manager fee. CCO Capital, in its sole discretion, reallowed all or a portion of its dealer manager fee to participating broker-dealers. No selling commissions or dealer manager fees are paid to CCO Capital or other participating broker-dealers with respect to shares sold pursuant to the DRIP.
Organization and offering expenses
All other organization and offering expenses associated with the sale of the Company’s common stock (excluding selling commissions, dealer manager fees and distribution and stockholder servicing fees) were paid by CCI III Management or its affiliates and were reimbursed by the Company up to 1.0% of aggregate gross offering proceeds, including proceeds from sales of shares under the DRIP. As of December 31, 2018, CCI III Management had paid organization and offering expenses in excess of the 1.0% of aggregate gross offering proceeds in connection with the Offering. These excess amounts were not included in the consolidated financial statements of the Company because such amounts were not a liability of the Company as they exceeded 1.0% of gross proceeds from the Offering. Since the Offering was terminated on December 31, 2018, these excess amounts will not be paid.
Distribution and stockholder servicing fees
The Company pays CCO Capital a distribution and stockholder servicing fee for Class T Shares that, prior to the Board’s determination of the estimated per share NAV, was calculated on a daily basis in an amount equal to 1/365th of 1.0% of the purchase price per share of the Class T Shares sold in the primary portion of the Offering. Commencing on February 19, 2019, the distribution and stockholder servicing fee for Class T Shares is calculated on a daily basis in an amount equal to 1/365th of 1.0% of the per share NAV. The distribution and stockholder servicing fee is paid monthly in arrears from cash flow from operations or, if the Company’s cash flow from operations is not sufficient to pay the distribution and stockholder servicing fee, from borrowings in anticipation of future cash flow. An estimated liability for future distribution and stockholder servicing fees payable to CCO Capital was recognized at the time each Class T Share was sold and included in due to affiliates in the consolidated balance sheets with a corresponding decrease to capital in excess of par value. The Company will cease paying the distribution and stockholder servicing fee with respect to Class T Shares at the earliest of (i) the end of the month in which the total distribution and stockholder servicing fees paid by a stockholder within his or her individual account would be equal to

COLE OFFICE & INDUSTRIAL REIT (CCIT III), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.0% of the stockholder’s total gross investment amount at the time of the purchase of the primary Class T Shares held in such account, or a lower limit agreed upon between the Company’s dealer manager and the participating broker-dealer at the time such Class T Shares were sold; (ii) the date on which the aggregate underwriting compensation from all sources equals 10.0% of the gross proceeds from the aggregate sale of the Class A Shares and Class T Shares in the Offering, excluding proceeds from sales pursuant to the DRIP; (iii) the fourth anniversary of the last day of the month in which the Offering (excluding the offering of shares pursuant to the DRIP) terminates; (iv) the date such Class T Share is no longer outstanding; and (v) the date the Company effects a liquidity event. CCO Capital may, in its discretion, reallow to participating broker-dealers all or a portion of the distribution and stockholder servicing fee for services that such participating broker-dealers perform in connection with the distribution of Class T Shares. At the time the Company ceases paying the distribution and stockholder servicing fee with respect to an outstanding Class T Share pursuant to the provisions above, such Class T Share will convert into a number of Class A Shares (including any fractional shares) with an equivalent net asset value as such Class T Share. The Company cannot predict when this will occur. No distribution and stockholder servicing fees are paid to CCO Capital or other participating broker-dealers with respect to shares sold pursuant to the DRIP.
Acquisition fees and expenses
The Company pays CCI III Management or its affiliates acquisition fees of up to 2.0% of: (i) the contract purchase price of each property or asset the Company acquires; (ii) the amount paid in respect of the development, construction or improvement of each asset the Company acquires; (iii) the purchase price of any loan the Company acquires; and (iv) the principal amount of any loan the Company originates. In addition, the Company reimburses CCI III Management or its affiliates for acquisition-related expenses incurred in the process of acquiring a property or the origination or acquisition of a loan, so long as the total acquisition fees and expenses relating to the transaction do not exceed 6.0% of the contract purchase price, unless otherwise approved by a majority of the Board, including a majority of the independent directors, as commercially competitive, fair and reasonable to the Company.
Advisory fees and expenses
Pursuant to the advisory agreement, the Company pays CCI III Management a monthly advisory fee based upon the Company’s monthly average asset value, which is equal to the following amounts: (i) an annualized rate of 0.75% paid on the Company’s average asset value that is between $0 and $2.0 billion; (ii) an annualized rate of 0.70% paid on the Company’s average asset value that is between $2.0 billion and $4.0 billion; and (iii) an annualized rate of 0.65% paid on the Company’s average asset value that are over $4.0 billion. During the year ended December 31, 2018, these advisory fees exceeded the expense limit of the greater of 2.0% of the average invested assets or 25.0% of net income (see operating expenses below) and were not recognized in the consolidated financial statements of the Company because such amounts were not contractually payable by the Company. As of December 31, 2018, $576,000 of advisory fees exceeded such expense limit. Subsequent to December 31, 2018, CCI III Management waived its right to receive these amounts, even if future operating expenses are below the expense limits. Additionally, CCI III Management waived its right to receive a monthly advisory fee during the year ended December 31, 2019.
Operating expenses
The Company reimburses CCI III Management or its affiliates for the operating expenses they paid or incurred in connection with advisory and administrative services provided to the Company, subject to the limitation that the Company will not reimburse CCI III Management or its affiliates for any amount by which the operating expenses (including the advisory fee) at the end of the four preceding fiscal quarters exceed the greater of (i) 2.0% of average invested assets, or (ii) 25.0% of net income, excluding any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of assets for that period. The Company will not reimburse CCI III Management or its affiliates for compensation paid to the Company’s executive officers or employees of CCI III Management in connection with the services for which CCI III Management or its affiliates receive an acquisition fee, financing coordination fee or disposition fee. During the year ended December 31, 2018, no operating expenses were reimbursed by the Company. During the year ended December 31, 2018, CCI III Management paid or reimbursed the Company for operating expenses in excess of the greater of 2.0% of average invested assets or 25.0% of net income, which were not recognized in the consolidated financial statements of the Company because such amounts were not contractually payable by the Company. As of December 31, 2018, $1.5 million of operating expenses exceeded such expense limit. Accordingly, the Company did not reimburse CCI III Management for any such expenses for the years ended December 31, 2018, 2017 and 2016. However, these amounts may become payable if future operating expenses are below the expense limits.

COLE OFFICE & INDUSTRIAL REIT (CCIT III), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Financing coordination fees
If CCI III Management provides services in connection with the origination, assumption or refinancing of any debt to acquire properties or to make other permitted investments, the Company will pay CCI III Management a financing coordination fee equal to 1.0% of the amount available and/or outstanding under such financing. However, CCI III Management will not be entitled to a financing coordination fee on any debt where CCI III Management previously received a fee unless (i) the maturity date of the refinanced debt was scheduled to occur less than one year after the date of the refinancing and the new loan has a term of at least five years or (ii) the new loan is approved by a majority of the independent directors; and provided, further, that no financing coordination fee will be paid in connection with loans advanced by an affiliate of CCI III Management.
Disposition fees
If CCI III Management or its affiliates provide a substantial amount of services (as determined by a majority of the Company’s independent directors) in connection with the sale of one or more properties (or the Company’s entire portfolio), the Company will pay CCI III Management or its affiliates a disposition fee in an amount equal to up to one-half of the real estate or brokerage commission paid by the Company to third parties on the sale of such properties, not to exceed 1.0% of the contract price of the properties sold; provided, however, in no event may the total disposition fees paid to CCI III Management, its affiliates, and unaffiliated third parties, exceed the lesser of the customary competitive real estate commission or an amount equal to 6.0% of the contract sales price. In addition, if CCI III Management or its affiliates provides a substantial amount of services (as determined by a majority of the Company’s independent directors) in connection with the sale of one or more assets other than properties, the Company may separately compensate CCI III Management or its affiliates at such rates and in such amounts as the Board, including a majority of the independent directors, and CCI III Management agree upon, not to exceed an amount equal to 1.0% of the contract price of the assets sold. During the years ended December 31, 2018, 2017 and 2016, no disposition fees were incurred for any such services provided by CCI III Management or its affiliates.
Subordinated performance fees
The Company will pay a subordinated performance fee under one of the following alternative events: (1) if the Company’s shares are listed on a national securities exchange, CCI III Management, or its affiliates, will be entitled to a subordinated performance fee equal to 15.0% of the amount, if any, by which (i) the market value of the Company’s outstanding stock plus distributions paid by the Company prior to listing, exceeds (ii) the sum of the total amount of capital raised from stockholders and the amount of distributions necessary to generate a 6.0% annual cumulative, non-compounded return to stockholders; (2) if the Company is sold or its assets are liquidated, CCI III Management will be entitled to a subordinated performance fee equal to 15.0% of the net sale proceeds remaining after stockholders have received, from regular distributions plus special distributions paid from proceeds of such sale, a return of their net capital invested and a 6.0% annual cumulative, non-compounded return; or (3) upon termination of the advisory agreement, CCI III Management may be entitled to a subordinated performance fee similar to the fee to which it would have been entitled had the portfolio been liquidated (based on an independent appraised value of the portfolio) on the date of termination. During the years ended December 31, 2018, 2017 and 2016, no subordinated performance fees were incurred related to any such events.
The Company incurred commissions, fees and expense reimbursements as shown in the table below for services provided by CCI III Management and its affiliates related to the services described above during the periods indicated:

	Year Ended December 31,
	2018	2017	2016
Selling commissions	$540,706	$798,184	$15,500
Dealer manager fees	$206,689	$331,799	$13,468
Distribution and stockholder servicing fees (1)	$65,165	$21,753	$16
Organization and offering costs	$109,044	$169,994	$31,962
Acquisition fees and expenses	$—	$330,000	$665,090
Advisory fees	$—	$60,565	$74,289
Operating expenses	$—	$50,000	$107,429
Financing coordination fees	$—	$99,750	$220,000
______________________

(1)
Amounts are calculated for the respective periods in accordance with the dealer manager agreement and excludes the estimated liability for future distribution and stockholder servicing fees payable to CCO Capital of $188,000 and $217,000

COLE OFFICE & INDUSTRIAL REIT (CCIT III), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

for the years ended December 31, 2018 and 2017, respectively, which is included in due to affiliates in the consolidated balance sheets with a corresponding decrease to capital in excess of par value, as described in Note 2 — Summary of Significant Accounting Policies.
Due to/from Affiliates
As of December 31, 2018 and 2017, $188,000 and $278,000, respectively, was recorded for services and expenses incurred, but not yet reimbursed to CCI III Management, or its affiliates. The amounts are primarily for future distribution and stockholder servicing fees and for operating expenses. The Company incurred $53,000 and $262,000, respectively, of interest expense related to the Subordinate Promissory Note during the year ended December 31, 2018 and 2017, respectively, of which $10,000 in interest had been incurred but not yet paid as of December 31, 2017. This amount was included in due to affiliates as of December 31, 2017 in the consolidated balance sheet for such period. All interest incurred had been paid as of December 31, 2018.
As of December 31, 2017, $1,000 was due from CCI III Management or its affiliates related to amounts received by affiliates of the advisor which were due to the Company. No such amounts were due from CCI III Management or its affiliates as of December 31, 2018.
NOTE 9 — ECONOMIC DEPENDENCY
Under various agreements, the Company has engaged and may in the future engage CCI III Management or its affiliates to provide certain services that are essential to the Company, including asset management services, supervision of the management and leasing of properties owned by the Company, asset acquisition and disposition decisions, the sale of shares of the Company’s common stock available for issuance, as well as other administrative responsibilities for the Company including accounting services and stockholder relations. As a result of these relationships, the Company is dependent upon CCI III Management or its affiliates. In the event that these companies are unable to provide the Company with these services, the Company would be required to find alternative providers of these services.
Services Agreement
VEREIT OP, a former affiliated entity of the Company’s sponsor, is obligated to provide certain services to CCO Group and to the Company, including operational real estate support (the “Services Agreement”) through March 31, 2019 (or, if later, the date of the last government filing other than a tax filing made by us, CCPT IV, CCPT V, CCIT II, and/or CIM Income NAV with respect to its 2018 fiscal year) (the “Initial Services Term”), and is obligated to provide consulting and research services through December 31, 2023 as requested by CCO Group, LLC. The services provided by VEREIT OP during the Initial Services Term, including but not limited to any advisory, dealer manager and property management services, have been, or by March 31, 2019, will be, transitioned to, and will be provided directly by, our sponsor, advisor, dealer manager or an affiliate thereof.
NOTE 10 — STOCKHOLDERS’ EQUITY
As of December 31, 2018 and 2017, the Company was authorized to issue 490.0 million shares of common stock pursuant to the primary offering, consisting of two classes of shares (245.0 million in Class A Shares and 245.0 million in Class T Shares) and 10.0 million shares of preferred stock. All shares of such stock have a par value of $0.01 per share. On July 14, 2014, VEREIT OP acquired 8,000 shares of common stock, at $25.00 per share. Effective December 30, 2015, the Company effected a stock split, whereby every one share of their common stock issued and outstanding was split into two and one-half shares of common stock, resulting in 20,000 Class A Shares of common stock issued and outstanding. On February 1, 2018, VEREIT OP transferred these 20,000 shares to CCI III Management and pursuant to the Company’s charter, CCI III Management is prohibited from selling the 20,000 shares of the common stock that represents the initial investment in the Company for so long as CCO Group remains the Company’s sponsor; provided, however, that CCI III Management may transfer ownership of all or a portion of these 20,000 shares of the Company’s common stock to other affiliates of the Company’s sponsor.
Distribution Reinvestment Plan
Pursuant to the DRIP, the Company allows stockholders to elect to have their distributions reinvested in additional shares of the Company’s common stock. Distributions on Class A Shares are reinvested in Class A Shares and distributions on Class T Shares are reinvested in Class T Shares. Prior to February 19, 2019, the purchase price per share for both Class A Shares and Class T Shares under the DRIP portion of the Offering was $9.10 per share.

COLE OFFICE & INDUSTRIAL REIT (CCIT III), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On February 13, 2019, the Board established an estimated per share NAV of its common stock as of December 31, 2018 of $8.60 per share for both Class A Shares and Class T Shares. Commencing on February 19, 2019, distributions will be reinvested in shares of the Company’s common stock pursuant to the DRIP at a price of $8.60 per share for both Class A Shares and Class T Shares, the estimated per share NAV as of December 31, 2018, as determined by the Board. The Board may terminate or amend the DRIP at the Company’s discretion at any time upon ten days’ prior written notice to the stockholders. During the years ended December 31, 2018 and 2017, approximately 63,000 and 20,000 shares, respectively, were purchased under the DRIP for $570,000, and $180,000, respectively, which were recorded as redeemable common stock on the consolidated balance sheets. During the year ended December 31, 2016, no shares were purchased under the DRIP.
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
Except for redemptions due to a stockholder’s death, bankruptcy or other exigent circumstances, the redemption price per share will equal the per share value shown on the stockholder’s most recent customer account statement. The redemption price will be adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to the Company’s common stock if any such event is not already reflected in the per share value shown on the stockholder’s most recent customer account statement. As a result of the Board’s determination of an estimated value of the Company’s shares of common stock, the estimated per share NAV of $8.60 for both Class A Shares and Class T Shares, as of December 31, 2018, will serve as the most recent estimated per share NAV for purposes of the share redemption program, effective February 19, 2019, until such time as the Board determines a new estimated per share NAV. See the discussion of the estimated per share NAV of the Company’s common stock effective February 19, 2019 in Note 14 — Subsequent Events.
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
The Company redeems shares no later than the end of the month following the end of each fiscal quarter. Requests for redemption must be received on or prior to the end of the fiscal quarter in order for the Company to repurchase the shares in the month following the end of that fiscal quarter. The Board may amend, suspend or terminate the share redemption program at any time upon 30 days’ notice to the stockholders. During the year ended December 31, 2018, the Company redeemed approximately 5,300 shares under the share redemption program for $48,000. The Company did not redeem any shares during the years ended December 31, 2017 and 2016.
Distributions Payable and Distribution Policy
The Board authorized a daily distribution, based on 365 days in the calendar year, of $0.001369863 per Class A Share for stockholders of record as of the close of business on each day of the period commencing on April 1, 2019 and ending on June 30, 2019. The Board authorized a daily distribution on Class T Shares for stockholders of record of such class of shares as of the close of business on each day commencing on April 1, 2019 and ending on June 30, 2019, equal to $0.001369863 per

COLE OFFICE & INDUSTRIAL REIT (CCIT III), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Class T Share, less the per share distribution and stockholder servicing fees that are payable with respect to the Class T Shares (as calculated on a daily basis). As of December 31, 2018, the Company had distributions payable of $155,000.
Equity Based Compensation
On August 9, 2018, the Board approved the adoption of the Cole Office & Industrial REIT (CCIT III), Inc. 2018 Equity Incentive Plan (the “Plan”), under which 400,000 of the Company’s common shares were reserved for issuance and share awards of 391,000 are available for future grant at December 31, 2018. Under the Plan, the Board or a committee designated by the Board has the authority to grant restricted stock awards or deferred stock awards to non-employee directors of the Company, which will further align such directors’ interests with the interests of the Company’s stockholders. The Board or committee also has the authority to determine the terms of any award granted pursuant to the Plan, including vesting schedules, restrictions and acceleration of any restrictions. The Plan may be amended or terminated by the Board at any time. The Plan expires on August 8, 2028.
On October 1, 2018, the Company granted awards of approximately 3,000 restricted Class A Shares to each of the independent members of the Board (approximately 9,000 restricted shares in aggregate) under the Plan, which fully vest on October 1, 2019 based on one year of continuous service. As of December 31, 2018, none of the restricted Class A Shares had vested or been forfeited. The fair value of the Company’s share awards is determined using the Company’s NAV per share on the date of grant. Compensation expense related to these restricted Class A Shares is recognized over the vesting period. The Company recorded compensation expense of $21,000 for the year ended December 31, 2018 related to these restricted Class A Shares included in general and administrative expenses on the accompanying consolidated statements of operations. As of December 31, 2018, there was $62,000 of total unrecognized compensation expense related to these restricted Class A Shares, which will be recognized ratably over the remaining period of service prior to October 1, 2019.
NOTE 11 — INCOME TAXES
For federal income tax purposes, distributions to stockholders are characterized as ordinary dividends, capital gain distributions, or nondividend distributions. Nondividend distributions will reduce U.S stockholders’ basis (but not below zero) in their shares. The following table shows the character of the distributions the Company paid on a percentage basis for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
Character of Distributions:	2018	2017	2016
Ordinary dividends	—%	—%	—%
Nondividend distributions	100%	100%	100%
Total	100%	100%	100%
During the year ended December 31, 2017, the Company distributed as dividends to its stockholders 100% of its taxable income for federal income tax purposes. Accordingly, no provision for federal income taxes related to such taxable income was recorded in the Company’s consolidated financial statements. During the years ended December 31, 2018, 2017 and 2016, the Company incurred state and local income and franchise taxes of $6,500, $2,500 and $300, respectively, which were recorded in general and administrative expenses on the consolidated statement of operations.
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

COLE OFFICE & INDUSTRIAL REIT (CCIT III), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company calculated its estimated annualized effective tax expense rate at 0% for the year ended December 31, 2016. Deferred tax assets (liabilities) consisted of the following components as of the period indicated:

Year Ended December 31,
2016
Fixed assets	$337,888
Net operating loss	109,072
Deferred rent	72,948
Other	(23,561)
Valuation allowance	(496,347)
Total net deferred tax asset	$—
The following is a reconciliation of benefit from income taxes with the amount computed by applying the statutory federal income tax rate to loss before income taxes for the period indicated:

Year Ended December 31,
2016
Net loss	$(1,392,279)
Federal provision (benefit) at statutory rate	(487,297)
State and local provision at statutory rate	(9,050)
Change in valuation allowance against net deferred tax assets	496,347
Total benefit from income taxes	$—
As of December 31, 2016, the Company had federal net operating loss carryforwards of approximately $303,000 and $306,000. As the Company qualified as a REIT commencing with its taxable year ended December 31, 2017, the Company did not utilize its net operating loss carryforwards, and a full valuation allowance was placed against the deferred tax assets related to these carryforwards.
The Company had no unrecognized tax benefits as of or during the year ended December 31, 2018, 2017 and 2016. Any interest and penalties related to unrecognized tax benefits would be recognized within the provision for income taxes in the Company’s consolidated statements of operations. The Company files income tax returns in the U.S. federal jurisdiction, as well as various state and local jurisdictions, and is subject to routine examinations by the respective tax authorities.
NOTE 12 — OPERATING LEASES
The Company’s real estate assets are leased to tenants under operating leases for which the terms and expirations vary. As of December 31, 2018, the leases had a remaining weighted-average lease term of 9.7 years. The leases include provisions to extend the lease term, options for early termination after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other negotiated terms and conditions. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to the tenants.
The future minimum rental income from the Company’s real estate assets under the non-cancelable operating leases, assuming no exercise of renewal options, as of December 31, 2018, was as follows:

Year Ending December 31,	Future Minimum Rental Income
2019	$3,808,708
2020	3,878,462
2021	3,756,969
2022	3,829,450
2023	3,903,333
Thereafter	18,881,112
Total	$38,058,034

COLE OFFICE & INDUSTRIAL REIT (CCIT III), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 13 — QUARTERLY RESULTS (UNAUDITED)
Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2018 and 2017. In the opinion of management, the information for the interim periods presented includes all adjustments, which are of a normal and recurring nature, necessary to present a fair presentation of the results for each period.

	December 31, 2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$1,101,694	$1,101,667	$1,101,666	$1,101,348
Net loss	$(192,338)	$(206,504)	$(183,344)	$(189,526)
Basic and diluted net loss per share - Class A common stock (1)	$(0.08)	$(0.08)	$(0.06)	$(0.06)
Basic and diluted net loss per share - Class T common stock (1)	$(0.10)	$(0.10)	$(0.08)	$(0.08)
____________________________________

(1)
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
____________________________________
(1) The Company calculates net loss per share based on the weighted-average number of outstanding shares of common stock during the reporting period. The average number of shares fluctuates throughout the year and can therefore produce a full year result that does not agree to the sum of the individual quarters.
NOTE 14 — SUBSEQUENT EVENTS
The following events occurred subsequent to December 31, 2018:
Redemption of Shares of Common Stock
Subsequent to December 31, 2018, the Company redeemed approximately 5,400 shares pursuant to the Company’s share redemption program for $49,000 (at an average price per share of $9.00).
Credit Facility
Subsequent to December 31, 2018, the Company reduced the borrowing commitment on its Credit Facility from $100.0 million to $35.0 million.
Estimated Per Share NAV
On February 13, 2019, the Board established an estimated per share NAV of the Company’s common stock as of December 31, 2018, of $8.60 per share for both Class A Shares and Class T Shares. Commencing on February 19, 2019, distributions will be reinvested in shares of the Company’s common stock under the DRIP at a price of $8.60 per share for both Class A Shares and Class T Shares. Distributions on Class A Shares are reinvested in Class A Shares and distributions on Class T Shares are reinvested in Class T Shares. Pursuant to the terms of the Company’s share redemption program, commencing on February 19, 2019, the estimated per share NAV of $8.60 for both Class A Shares and Class T Shares, as of December 31, 2018, will serve as the most recent estimated value for purposes of the share redemption program, until such time as the Board determines a new estimated per share NAV.

COLE OFFICE & INDUSTRIAL REIT (CCIT III), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CCI III Management Expense Reimbursement
The Company reimburses CCI III Management or its affiliates for the operating expenses they paid or incurred in connection with advisory and administrative services provided to the Company, subject to the limitation that the Company will not reimburse CCI III Management or its affiliates for any amount by which the operating expenses (including the advisory fee) at the end of the four preceding fiscal quarters exceed the greater of (i) 2.0% of average invested assets, or (ii) 25.0% of net income, excluding any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of assets for that period. As of December 31, 2018, $576,000 of advisory fees exceeded such expense limit. Subsequent to December 31, 2018, CCI III Management waived its right to receive these amounts for the years ended December 31, 2018, 2017 and 2016. Accordingly, the Company did not reimburse CCI III Management for any such expenses for the years ended December 31, 2018, 2017 and 2016. Additionally, CCI III Management waived its right to receive a monthly advisory fee during the year ended December 31, 2019.

COLE OFFICE & INDUSTRIAL REIT (CCIT III), INC.
SCHEDULE III — REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION

					Gross Amount at
		Initial Costs to Company		Total	Which Carried	Accumulated
			Buildings &	Adjustment	At December 31, 2018	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis	(b) (c) (d)	(e) (f)	Acquired	Constructed
Real Estate Held for Investment:
Siemens
Milford, OH	(g)	$2,307,312	$26,971,327	$—	$29,278,639	$2,454,180	9/23/2016	1991
Actuant
Columbus, WI	(g)	937,691	14,287,443	—	15,225,134	425,566	11/6/2017	2014
TOTAL:	$—	$3,245,003	$41,258,770	$—	$44,503,773	$2,879,746
____________________________________

(a)	As of December 31, 2018, the Company owned one office property and one industrial property.

(b)	Gross intangible lease assets of $5.1 million and the associated accumulated amortization of $944,000 are not reflected in the table above.

(c)	The aggregate cost for federal income tax purposes was $50.4 million.

(d)	The following is a reconciliation of total real estate carrying value for the years ended December 31, 2018 and 2017:

	Year Ended December 31,
	2018	2017	2016
Balance, beginning of period	$44,503,773	$29,278,639	$—
Additions
Acquisitions	—	15,225,134	29,278,639
Improvements	—	—	—
Total additions	—	15,225,134	29,278,639
Deductions	—	—	—
Cost of real estate sold	—	—	—
Total deductions	—	—	—
Balance, end of period	$44,503,773	$44,503,773	$29,278,639

(e)	The following is a reconciliation of accumulated depreciation for the years ended December 31, 2018 and 2017:

	Year Ended December 31,
	2018	2017	2016
Balance, beginning of period	$1,430,550	$312,350	$—
Additions
Acquisitions - Depreciation Expense for Building & Tenant Improvements Acquired	1,449,196	1,118,200	312,350
Improvements - Depreciation Expense for Tenant Improvements & Building Equipment	—	—	—
Total additions	1,449,196	1,118,200	312,350
Deductions	—	—	—
Cost of real estate sold	—	—	—
Total deductions	—	—	—
Balance, end of period	$2,879,746	$1,430,550	$312,350

(f)
The Company’s assets are depreciated or amortized using the straight-line method over the useful lives of the assets by class. Generally, buildings are depreciated over 40 years, site improvements are amortized over 15 years, and tenant improvements are amortized over the remaining life of the lease or the useful life, whichever is shorter.

(g)	Part of the Credit Facility’s unencumbered borrowing base. As of December 31, 2018, the Company had $24.2 million outstanding under the Credit Facility.

S-1