Form 10-Q
period 2019-03-31
Cole Office & Industrial REIT (CCIT III), Inc.
filed 2019-05-10
CIK 1614976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission file number 333-230565 (1933 Act)

COLE OFFICE & INDUSTRIAL REIT (CCIT III), INC.
(Exact name of registrant as specified in its charter)

Maryland	47-0983661
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2398 East Camelback Road, 4th Floor Phoenix, Arizona 85016	(602) 778-8700
(Address of principal executive offices; zip code)	(Registrant’s telephone number, including area code)
2325 East Camelback Road, 10th Floor
Phoenix, Arizona 85016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of each exchange on which registered
None	None	None
As of May 6, 2019, there were approximately 2.5 million shares of Class A common stock and 739,000 shares of Class T common stock, par value per share of $0.01 each, of Cole Office & Industrial REIT (CCIT III), Inc. outstanding.

COLE OFFICE & INDUSTRIAL REIT (CCIT III), INC.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
COLE OFFICE & INDUSTRIAL REIT (CCIT III), INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2019	December 31, 2018
ASSETS
Real estate assets:
Land	$3,245,003	$3,245,003
Buildings and improvements	41,258,770	41,258,770
Intangible lease assets	5,101,432	5,101,432
Total real estate assets, at cost	49,605,205	49,605,205
Less: accumulated depreciation and amortization	(4,301,350)	(3,823,287)
Total real estate assets, net	45,303,855	45,781,918
Cash and cash equivalents	1,021,115	635,959
Rents and tenant receivables	1,148,526	943,287
Prepaid expenses and other assets	104,644	79,198
Deferred costs, net	265,207	407,029
Total assets	$47,843,347	$47,847,391
LIABILITIES AND STOCKHOLDERS’ EQUITY
Credit facility	$24,175,000	$24,175,000
Accrued expenses and accounts payable	654,000	683,380
Due to affiliates	191,803	188,461
Distributions payable	158,972	155,111
Deferred rental income	212,891	—
Total liabilities	25,392,666	25,201,952
Commitments and contingencies
Redeemable common stock	140,139	182,158
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value per share; 10,000,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.01 par value per share; 245,000,000 shares authorized, 2,466,403 and 2,424,682 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	24,619	24,179
Class T common stock, $0.01 par value per share; 245,000,000 shares authorized, 756,428 and 747,316 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	7,564	7,473
Capital in excess of par value	28,531,151	28,016,307
Accumulated distributions in excess of earnings	(6,252,792)	(5,584,678)
Total stockholders’ equity	22,310,542	22,463,281
Total liabilities, redeemable common stock, and stockholders’ equity	$47,843,347	$47,847,391
The accompanying notes are an integral part of these condensed consolidated financial statements.

COLE OFFICE & INDUSTRIAL REIT (CCIT III), INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Revenues:
Rental and other property income	$1,135,875	$1,101,694
Operating expenses:
General and administrative	275,775	205,553
Property operating	5,465	3,489
Real estate tax	158,682	126,625
Depreciation and amortization	478,063	478,063
Total operating expenses	917,985	813,730
Operating income	217,890	287,964
Other expense:
Interest expense and other, net	(427,152)	(480,302)
Net loss	$(209,262)	$(192,338)

Class A Common Stock:
Net loss	$(147,726)	$(124,597)
Basic and diluted weighted average number of common shares outstanding	2,456,976	1,545,984
Basic and diluted net loss per common share	$(0.06)	$(0.08)

Class T Common Stock:
Net loss	$(61,536)	$(67,741)
Basic and diluted weighted average number of common shares outstanding	753,867	652,005
Basic and diluted net loss per common share	$(0.08)	$(0.10)
The accompanying notes are an integral part of these condensed consolidated financial statements.

COLE OFFICE & INDUSTRIAL REIT (CCIT III), INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Class A Common Stock		Class T Common Stock		Capital in Excess of Par Value	Accumulated Distributions in Excess of Earnings	Total Stockholders’ Equity
	Number of Shares	Par Value	Number of Shares	Par Value
Balance, January 1, 2019	2,424,682	$24,179	747,316	$7,473	$28,016,307	$(5,584,678)	$22,463,281
Issuance of common stock	47,124	471	9,112	91	538,201	—	538,763
Equity-based compensation	—	23	—	—	20,603	—	20,626
Distributions declared on common stock — $0.15 per common share	—	—	—	—	—	(458,852)	(458,852)
Commissions on stock sales and related dealer manager fees	—	—	—	—	(30,501)	—	(30,501)
Other offering costs	—	—	—	—	(5,909)	—	(5,909)
Distribution and stockholder servicing fees	—	—	—	—	(1,000)	—	(1,000)
Redemptions of common stock	(5,403)	(54)	—	—	(48,569)	—	(48,623)
Changes in redeemable common stock	—	—	—	—	42,019	—	42,019
Net loss	—	—	—	—	—	(209,262)	(209,262)
Balance, March 31, 2019	2,466,403	$24,619	756,428	$7,564	$28,531,151	$(6,252,792)	$22,310,542

	Class A Common Stock		Class T Common Stock		Capital in Excess of Par Value	Accumulated Distributions in Excess of Earnings	Total Stockholders’ Equity
	Number of Shares	Par Value	Number of Shares	Par Value
Balance, January 1, 2018	1,436,855	$14,369	631,346	$6,313	$18,284,253	$(3,275,779)	$15,029,156
Issuance of common stock	149,839	1,498	37,009	370	1,831,521	—	1,833,389
Distributions declared on common stock — $0.15 per common share	—	—	—	—	—	(310,147)	(310,147)
Commissions on stock sales and related dealer manager fees	—	—	—	—	(133,343)	—	(133,343)
Other offering costs	—	—	—	—	(18,443)	—	(18,443)
Distribution and stockholder servicing fees	—	—	—	—	(12,200)	—	(12,200)
Changes in redeemable common stock	—	—	—	—	(18,552)	—	(18,552)
Net loss	—	—	—	—	—	(192,338)	(192,338)
Balance, March 31, 2018	1,586,694	$15,867	668,355	$6,683	$19,933,236	$(3,778,264)	$16,177,522
The accompanying notes are an integral part of these condensed consolidated financial statements.

COLE OFFICE & INDUSTRIAL REIT (CCIT III), INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(209,262)	$(192,338)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization, net	478,063	478,063
Amortization of deferred financing costs	141,822	140,001
Straight-line rental income	(28,341)	(45,281)
Equity-based compensation	20,626	—
Changes in assets and liabilities:
Rents and tenant receivables	(176,898)	93,924
Prepaid expenses and other assets	(25,446)	38,252
Accrued expenses and accounts payable	(29,380)	(285,785)
Deferred rental income	212,891	—
Due to affiliates	18,540	(60,302)
Net cash provided by operating activities	402,615	166,534
Cash flows from investing activities:
Net cash used in investing activities	—	—
Cash flows from financing activities:
Proceeds from issuance of common stock	350,000	1,727,500
Redemptions of common stock	(48,623)	—
Offering costs on issuance of common stock	(36,410)	(151,786)
Distribution and stockholder servicing fees paid	(16,198)	(15,148)
Distributions to stockholders	(266,228)	(195,693)
Repayments of credit facility	—	(2,500,000)
Proceeds from subordinate promissory note	—	2,200,000
Repayment of subordinate promissory note	—	(600,000)
Deferred financing costs paid	—	(13,286)
Net cash (used in) provided by financing activities	(17,459)	451,587
Net increase in cash and cash equivalents	385,156	618,121
Cash and cash equivalents, beginning of period	635,959	351,461
Cash and cash equivalents, end of period	$1,021,115	$969,582

Supplemental disclosures of non-cash investing and financing activities:
Distributions declared and unpaid	$158,972	$108,806
Change in accrued distribution and stockholder servicing fees due to affiliate	$1,000	$12,200
Common stock issued through distribution reinvestment plan	$188,763	$105,889
Supplemental cash flow disclosures:
Interest paid	$222,609	$336,973
Cash paid for taxes	$2,061	$1,928
The accompanying notes are an integral part of these condensed consolidated financial statements.

COLE OFFICE & INDUSTRIAL REIT (CCIT III), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019 (Unaudited)
NOTE 1 — ORGANIZATION AND BUSINESS
Cole Office & Industrial REIT (CCIT III), Inc. (the “Company”) is a non-exchange traded real estate investment trust (“REIT”) formed as a Maryland corporation on May 22, 2014, that elected to be taxed, and currently qualifies, as a REIT for U.S. federal income tax purposes commencing with its taxable year ended December 31, 2017. The Company primarily acquires and operates commercial real estate assets, primarily consisting of single-tenant, income-producing necessity office and industrial properties, which are leased to creditworthy tenants under long-term leases. As of March 31, 2019, the Company owned two office and industrial properties, comprising 391,000 rentable square feet of commercial space located in two states. As of March 31, 2019, the rentable square feet at these properties was 100% leased.
Substantially all of the Company’s business is conducted through Cole Corporate Income Operating Partnership III, LP (“CCI III OP”), a Delaware limited partnership, of which the Company is the sole general partner and owns, directly or indirectly, 100% of the partnership interests.
The Company is externally managed by Cole Corporate Income Management III, LLC, a Delaware limited liability company (“CCI III Management”), an affiliate of CIM Group, LLC (“CIM”), a vertically-integrated owner and operator of real assets with multidisciplinary expertise and in-house research, acquisition, credit analysis, development, finance, leasing, and asset management capabilities headquartered in Los Angeles, California with offices in Oakland, California; Bethesda, Maryland; Dallas, Texas; New York, New York; Chicago, Illinois; and Phoenix, Arizona.
CCO Group, LLC owns and controls CCI III Management, the Company’s advisor, and is the indirect owner of CCO Capital, LLC (“CCO Capital”), the Company’s dealer manager, and CREI Advisors, LLC (“CREI Advisors”), the Company’s property manager. CCO Group, LLC and its subsidiaries (collectively, “CCO Group”) serve as the Company’s sponsor and as a sponsor to Cole Credit Property Trust IV, Inc. (“CCPT IV”), Cole Credit Property Trust V, Inc. (“CCPT V”), Cole Office & Industrial REIT (CCIT II), Inc. (“CCIT II”) and CIM Income NAV, Inc. (formerly known as Cole Real Estate Income Strategy (Daily NAV), Inc.) (“CIM Income NAV”).
On September 22, 2016, the Company commenced its initial public offering on a “best efforts” basis, offering up to a maximum of $3.5 billion in shares of common stock (the “Offering”). Pursuant to the Offering, the Company offered up to $2.5 billion in shares of its common stock pursuant to the primary offering, consisting of two classes of shares: Class A common stock (“Class A Shares”) at a price of $10.00 per share (up to $1.25 billion in shares) and Class T common stock (“Class T Shares”) at a price of $9.57 per share (up to $1.25 billion in shares). Pursuant to the Offering, the Company also offered up to $1.0 billion in shares of its common stock pursuant to the distribution reinvestment plan (the “DRIP”) at a purchase price during the Offering equal to the per share primary offering prices net of selling commissions and dealer manager fees, or $9.10 per share for both Class A Shares and Class T Shares, assuming a $10.00 per Class A Share primary offering price and a $9.57 per Class T Share primary offering price.
On August 9, 2018, the Company’s board of directors (the “Board”) approved the extension of the Offering until September 22, 2019, unless the Board terminated the Offering at an earlier date or all shares being offered had been sold, in which case the Offering would be terminated. Effective December 31, 2018, the primary portion of the Offering was terminated, but the Company continued to issue Class A Shares and Class T Shares pursuant to the DRIP portion of the Offering. On March 28, 2019, the Company registered an aggregate of $4,300,000 of Class A Shares and Class T Shares at a price equal to the first estimated per share NAV (as defined below) of $8.60 for both Class A Shares and Class T Shares for the DRIP Offering pursuant to a Registration Statement on Form S-3 (Registration No. 333-230565) filed with the U.S. Securities and Exchange Commission (the “SEC”) (the “S-3 Registration Statement”), which was declared effective on April 5, 2019 (the “DRIP Offering” and collectively with the Offering, the “Offerings”). The Company ceased issuing shares in the Offering on April 30, 2019. The unsold Class A Shares and Class T Shares in the Offering of $3.5 billion in the aggregate were subsequently deregistered. The Company began to issue Class A Shares and Class T Shares under the DRIP Offering on May 1, 2019 and will continue to issue shares under the DRIP Offering.
On February 13, 2019, the Board established the Company’s first estimated per share net asset value (“NAV”) of the Company’s common stock, as of December 31, 2018, of $8.60 per share for both Class A Shares and Class T Shares. Distributions are reinvested in shares of the Company’s common stock under the DRIP at the estimated per share NAV as determined by the Board. Additionally, the estimated per share NAV as determined by the Board serves as the per share NAV for the purposes of the share redemption program. Commencing on February 19, 2019, distributions are reinvested under the DRIP at a price of $8.60 per share for both Class A Shares and Class T Shares, the estimated per share NAV as of December 31, 2018, as determined by the Board. Additionally, $8.60 per share serves as the most recent estimated per share NAV for purposes

COLE OFFICE & INDUSTRIAL REIT (CCIT III), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019 (Unaudited) – (Continued)

of the share redemption program. The Board will establish an updated per share NAV of the Company’s common stock on at least an annual basis for the purposes of assisting broker dealers in meeting their customer account statement reporting obligations under National Association of Securities Dealers Conduct Rule 2340. The Company's estimated per share NAV is not audited or reviewed by its independent registered public accounting firm.
As of March 31, 2019, the Company had issued approximately 3.2 million shares of common stock in the Offering, including 103,000 shares issued pursuant to the DRIP, for gross proceeds of $31.1 million ($23.9 million in Class A Shares and $7.2 million in Class T Shares) before organization and offering costs, selling commissions and dealer manager fees of $2.3 million. In addition, the Company has paid distribution and stockholder servicing fees for Class T Shares sold in the primary portion of the Offering of $103,000 and accrued an estimated liability for future distribution and stockholder servicing fees payable of $173,000.
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
Principles of Consolidation and Basis of Presentation
The condensed consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the SEC regarding interim financial reporting, including the instructions to Form 10-Q and Article 10 of Regulation S-X, and do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the statements for the interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the results for such periods. Results for these interim periods are not necessarily indicative of full year results. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2018, and related notes thereto, set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. The condensed consolidated financial statements should also be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Quarterly Report on Form 10-Q.
The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Reclassifications
Certain amounts in the Company’s prior period condensed consolidated financial statements have been reclassified to conform to the current period presentation.
In connection with the adoption of Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), as defined in “Recent Accounting Pronouncements,” during the first quarter of fiscal year 2019, the Company is now combining rental income of $972,000 and tenant reimbursement income of $130,000 for the three months ended March 31, 2018 into a single line item, rental and other property income, on the condensed consolidated statements of operations.
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
March 31, 2019 (Unaudited) – (Continued)

Buildings	40 years
Site improvements	15 years
Tenant improvements	Lesser of useful life or lease term
Intangible lease assets	Lease term
Recoverability of Real Estate Assets
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate assets may not be recoverable. Impairment indicators that the Company considers include, but are not limited to: bankruptcy or other credit concerns of a property’s major tenant, such as a history of late payments, rental concessions and other factors; a significant decrease in a property’s revenues due to lease terminations; vacancies; co-tenancy clauses; reduced lease rates; changes in anticipated holding periods; or other circumstances. When indicators of potential impairment are present, the Company assesses the recoverability of the assets by determining whether the carrying amount of the assets will be recovered through the undiscounted future cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying amount, the Company will adjust the real estate assets to their respective fair values and recognize an impairment loss. Generally, fair value will be determined using a discounted cash flow analysis and recent comparable sales transactions. No impairment indicators were identified and no impairment losses were recorded during the three months ended March 31, 2019 or 2018.
Assets Held for Sale
When a real estate asset is identified by the Company as held for sale, the Company will cease recording depreciation and amortization of the assets related to the property and estimate its fair value, net of selling costs. If, in management’s opinion, the fair value, net of selling costs, of the asset is less than the carrying amount of the asset, an adjustment to the carrying amount is then recorded to reflect the estimated fair value of the property, net of selling costs. There were no assets identified as held for sale as of March 31, 2019 or December 31, 2018.
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
Acquisition-related fees and certain acquisition-related expenses related to asset acquisitions are capitalized and allocated to tangible and intangible assets and liabilities as described above.
Leases
The Company has lease agreements with lease and non-lease components. The Company has elected to not separate non-lease components from lease components for all classes of underlying assets (primarily real estate assets) and will account for the combined component as rental and other property income. Non-lease components included in rental and other property income include certain tenant reimbursements for maintenance services (including common-area maintenance services or “CAM”), real estate taxes, insurance and utilities paid for by the lessor but consumed by the lessee. As a lessor, the Company has further determined that this policy will be effective only on a lease that has been classified as an operating lease and the revenue recognition pattern and timing is the same for both types of components. Therefore, Accounting Standards Codification Topic 842, Leases (“ASC 842”), will be applied to these lease contracts for both types of components. The Company does not have material leases where it is the lessee.

COLE OFFICE & INDUSTRIAL REIT (CCIT III), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019 (Unaudited) – (Continued)

Significant judgments and assumptions are inherent in not only determining if a contract contains a lease but also the lease classification, terms, payments, and, if needed, discount rates. Judgments include the nature of any options with the determination if they will be exercised, evaluation of implicit discount rates and the assessment and consideration of “fixed” payments for straight-line rent revenue calculations.
Lease costs represent the initial direct costs incurred in origination, negotiation and processing of a lease agreement. Such costs include outside broker commissions and other independent third-party costs and are amortized over the life of the lease on a straight-line basis. Costs related to salaries and benefits, supervision, administration, unsuccessful origination efforts and other activities not directly related to completed lease agreements are expensed as incurred. Leasing commissions subsequent to successful lease execution are capitalized.
Revenue Recognition
Rental and other property income is primarily derived from fixed contractual payments from operating leases and, therefore, is generally recognized on a straight-line basis over the term of the lease, which typically begins the date the tenant takes control of the space. When the Company acquires a property, the terms of existing leases are considered to commence as of the acquisition date for the purpose of this calculation. Variable rental and other property income consists primarily of tenant reimbursements for recoverable real estate taxes and operating expenses which are included in rental and other property income in the period when such costs are incurred, with offsetting expenses in real estate taxes and property operating expenses, respectively, within the condensed consolidated statements of operations. The Company defers the recognition of variable rental and other property income, such as percentage rents, until the specific target that triggers the contingent rental income is achieved.
The Company continually reviews lease-related receivables, including any straight-line rent, and current and future operating expense reimbursements from tenants, and determines their collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. Upon the determination that the collectability of a receivable is not probable, the Company will record a reduction to rental and other property income for amounts previously recorded and a decrease in the outstanding receivable. Revenue from leases where collection is deemed to be less than probable is recorded on a cash basis until collectability becomes probable. Management’s estimate of the collectability of lease-related receivables is based on the best information available to management at the time of evaluation.
Net Loss and Distributions Per Share
The Company has two classes of common stock. Accordingly, the Company utilizes the two-class method to determine its earnings per share, which can result in different earnings per share for each of the classes. Under the two-class method, earnings per share of each class of common stock are computed by dividing the sum of the distributed earnings to common stockholders and undistributed earnings allocated to common stockholders by the weighted average number of shares for each class of common stock for the respective period. The distributed earnings to Class T Share common stockholders represents distributions declared less the distribution and stockholder servicing fees paid with respect to Class T Shares sold in the primary portion of the Offering. Diluted income per share, when applicable, considers the effect of any potentially dilutive share equivalents, of which the Company had none for each of the three months ended March 31, 2019 or 2018. Distributions per share are calculated based on the authorized daily distribution rate.
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
In February 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). The Company used the optional alternative transition method upon adoption of the new standard on January 1, 2019 and used the effective date as the date of initial application. Consequently, financial information was not updated and the disclosures required under the new standard are not provided for dates and periods before January 1, 2019. The Company elected the “package of practical expedients,” which permits the Company to not reassess under the new standard prior conclusions about lease identification, lease classification and initial direct costs. The adoption of ASU 2016-02 has not had a material impact on the accounting treatment and disclosure of the Company’s net leases, which are the primary source of the Company’s revenues.

COLE OFFICE & INDUSTRIAL REIT (CCIT III), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019 (Unaudited) – (Continued)

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326) (“ASU 2016-13”), which was subsequently amended by ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses (“ASU 2018-19”), in November 2018. ASU 2016-13 is intended to improve financial reporting requiring more timely recognition of credit losses on loans and other financial instruments that are not accounted for at fair value through net income, including loans held for investment, held-to-maturity debt securities, net investment in leases and other such commitments. ASU 2016-13 requires that financial assets measured at amortized cost be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The amendments in ASU 2016-13 require the Company to measure all expected credit losses based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the financial assets and eliminates the “incurred loss” methodology under current GAAP. ASU 2018-19 clarified that receivables arising from operating leases are not within the scope of Topic 326. Instead, impairment of receivables arising from operating leases should be accounted for in accordance with Topic 842, Leases. ASU 2016-13 and ASU 2018-19 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2019. Early adoption is permitted for fiscal years, and interim periods within those years, beginning after December 15, 2018. The Company is currently evaluating the impact this amendment will have on its condensed consolidated financial statements.
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
In October 2018, the FASB issued ASU 2018-17, Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities. The guidance changes the guidance for determining whether a decision-making fee is a variable interest. Under the new ASU, indirect interests held through related parties under common control will now be considered on a proportional basis when determining whether fees paid to decision makers and service providers are variable interests. Such indirect interests were previously treated the same as direct interests. This ASU is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. The Company is currently assessing the impact that adopting this new standard will have on its condensed consolidated financial statements and footnote disclosures.
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
March 31, 2019 (Unaudited) – (Continued)

The following describes the methods the Company uses to estimate the fair value of the Company’s financial assets and liabilities:
Credit facility — The fair value is estimated by discounting the expected cash flows based on estimated borrowing rates available to the Company as of the measurement date. These financial instruments are valued using Level 2 inputs. As of March 31, 2019, the estimated fair value of the Company’s debt was $24.24 million, compared to a carrying value of $24.18 million. As of December 31, 2018, the estimated fair value of the Company’s debt was $24.3 million, compared to a carrying value of $24.2 million. The carrying and fair values exclude net deferred financing costs.
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
Considerable judgment is necessary to develop estimated fair values of financial assets and liabilities. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize, or be liable for, on disposition of the financial assets and liabilities. As of March 31, 2019 and December 31, 2018, there have been no transfers of financial assets or liabilities between fair value hierarchy levels.
NOTE 4 — REAL ESTATE ASSETS
During the three months ended March 31, 2019 and 2018, the Company did not acquire any properties.
NOTE 5 — INTANGIBLE LEASE ASSETS
The Company’s intangible lease assets consisted of the following as of March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
In-place leases, net of accumulated amortization of $1,059,305 and $943,541, respectively
(with a weighted average life remaining of 9.5 years and 9.8 years, respectively)	$4,042,127	$4,157,891
Amortization expense for the in-place leases is included in depreciation and amortization in the accompanying condensed consolidated statements of operations. The following table summarizes the amortization expense related to the in-place lease assets for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
In-place lease amortization	$115,764	$115,764
As of March 31, 2019, the estimated amortization expense relating to the intangible lease assets is as follows:

Amortization Expense
In-Place Lease
Remainder of 2019	$347,294
2020	$463,058
2021	$463,058
2022	$463,058
2023	$463,058
NOTE 6 — CREDIT FACILITY
As of March 31, 2019, the Company had $24.2 million of debt outstanding, with a weighted average interest rate of 4.7% and a weighted average term to maturity of six months.

COLE OFFICE & INDUSTRIAL REIT (CCIT III), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019 (Unaudited) – (Continued)

The following table summarizes the debt balances as of March 31, 2019 and December 31, 2018, respectively, and the debt activity for the three months ended March 31, 2019:

		During the Three Months Ended March 31, 2019
	Balance as of December 31, 2018	Debt Issuance	Repayments	Balance as of March 31, 2019
Credit facility	$24,175,000	$—	$—	$24,175,000
Total debt	$24,175,000	$—	$—	$24,175,000
Credit Facility
As of March 31, 2019, the Company had $24.2 million of debt outstanding under its secured credit facility (the “Credit Facility”) with JPMorgan Chase Bank, N.A. (“JPMorgan Chase”), as administrative agent, and the lenders under the credit agreement (as amended, the “Credit Agreement”), that provides for borrowings of up to $100.0 million in revolving loans (the “Revolving Loans”). During the three months ended March 31, 2019, the Company reduced the borrowing commitment on its Credit Facility from $100.0 million to $35.0 million. With respect to the $24.2 million of Revolving Loans maturing on September 23, 2019, the Company expects to extend the maturity date, subject to satisfying certain conditions contained in the Credit Agreement. These conditions include providing notice of the election and paying an extension fee of 0.2% of the maximum amount of the Revolving Loans.
Depending upon the type of loan specified and overall leverage ratio, the Credit Facility bears interest at (i) the one-month, two-month, three-month or six-month London Interbank Offered Rate (“LIBOR”) multiplied by the statutory reserve rate (the “Eurodollar Rate”) plus an interest rate spread ranging from 2.20% to 2.45%; or (ii) a base rate ranging from 1.20% to 1.45%, plus the greater of: (a) JPMorgan Chase’s Prime Rate (as defined in the Credit Agreement); (b) the Federal Funds Effective Rate (as defined in the Credit Agreement) plus 0.50%; or (c) the one-month LIBOR multiplied by the statutory reserve rate plus 1.0%. As of March 31, 2019, the Revolving Loans outstanding totaled $24.2 million at a weighted average interest rate of 4.7%. The Company had $10.8 million in unused capacity, subject to borrowing availability, as of March 31, 2019.
The Credit Agreement contains provisions with respect to covenants, events of default and remedies customary for facilities of this nature. In particular, the Credit Agreement requires the Company to maintain a minimum consolidated net worth greater than or equal to 75% of the equity issued from the date of the Credit Agreement, a leverage ratio no greater than 60%, and a fixed charge coverage ratio equal to or greater than 1.50. The Company believes it was in compliance with the financial covenants of the Credit Agreement as of March 31, 2019.
Maturities
The following table summarizes the scheduled aggregate principal repayments for the Company’s outstanding debt as of March 31, 2019:

Principal Repayments
Remainder of 2019	$24,175,000
2020	—
2021	—
2022	—
2023	—
Thereafter	—
Total	$24,175,000
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
March 31, 2019 (Unaudited) – (Continued)

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
Selling commissions and dealer manager fees
In connection with the primary portion of the Offering, which was terminated on December 31, 2018, CCO Capital, the Company’s dealer manager, which is affiliated with CCI III Management, received selling commissions of up to 7.0% and 3.0% of gross offering proceeds from the primary portion of the Offering for Class A Shares and Class T Shares, respectively. CCO Capital reallowed 100% of selling commissions earned to participating broker-dealers. In addition, 2.0% of gross offering proceeds from the primary portion of the Offering for both Class A Shares and Class T Shares was paid to CCO Capital as a dealer manager fee. CCO Capital, in its sole discretion, reallowed all or a portion of its dealer manager fee to participating broker-dealers. No selling commissions or dealer manager fees are paid to CCO Capital or other participating broker-dealers with respect to shares sold pursuant to the DRIP.
Organization and offering expenses
All other organization and offering expenses associated with the sale of the Company’s common stock (excluding selling commissions, dealer manager fees and distribution and stockholder servicing fees) were paid by CCI III Management or its affiliates and were reimbursed by the Company up to 1.0% of aggregate gross offering proceeds, including proceeds from sales of shares under the DRIP. As of March 31, 2019, CCI III Management had paid organization and offering expenses in excess of the 1.0% of aggregate gross offering proceeds in connection with the Offering. These excess amounts were not included in the condensed consolidated financial statements of the Company because such amounts were not a liability of the Company as they exceeded 1.0% of gross proceeds from the Offering. Since the Offering has been terminated, these excess amounts will not be paid.
Distribution and stockholder servicing fees
The Company pays CCO Capital a distribution and stockholder servicing fee for Class T Shares that, prior to the Board’s determination of the estimated per share NAV, was calculated on a daily basis in an amount equal to 1/365th of 1.0% of the purchase price per share of the Class T Shares sold in the primary portion of the Offering. Commencing on February 19, 2019, the distribution and stockholder servicing fee for Class T Shares is calculated on a daily basis in an amount equal to 1/365th of 1.0% of the per share NAV. The distribution and stockholder servicing fee is paid monthly in arrears from cash flow from operations or, if the Company’s cash flow from operations is not sufficient to pay the distribution and stockholder servicing fee, from borrowings in anticipation of future cash flow. An estimated liability for future distribution and stockholder servicing fees payable to CCO Capital was recognized at the time each Class T Share was sold and included in due to affiliates in the condensed consolidated balance sheets with a corresponding decrease to capital in excess of par value. The Company will cease paying the distribution and stockholder servicing fee with respect to Class T Shares at the earliest of (i) the end of the month in which the total distribution and stockholder servicing fees paid by a stockholder within his or her individual account would be equal to 4.0% of the stockholder’s total gross investment amount at the time of the purchase of the primary Class T Shares held in such account, or a lower limit agreed upon between the Company’s dealer manager and the participating broker-dealer at the time such Class T Shares were sold; (ii) the date on which the aggregate underwriting compensation from all sources equals 10.0% of the gross proceeds from the aggregate sale of the Class A Shares and Class T Shares in the Offering, excluding proceeds from sales pursuant to the DRIP; (iii) the fourth anniversary of the last day of the month in which the Offering (excluding the offering of shares pursuant to the DRIP) terminates; (iv) the date such Class T Share is no longer outstanding; and (v) the date the Company effects a liquidity event. CCO Capital may, in its discretion, reallow to participating broker-dealers all or a portion of the distribution and stockholder servicing fee for services that such participating broker-dealers

COLE OFFICE & INDUSTRIAL REIT (CCIT III), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019 (Unaudited) – (Continued)

perform in connection with the distribution of Class T Shares. At the time the Company ceases paying the distribution and stockholder servicing fee with respect to an outstanding Class T Share pursuant to the provisions above, such Class T Share will convert into a number of Class A Shares (including any fractional shares) with an equivalent net asset value as such Class T Share. The Company cannot predict when this will occur. No distribution and stockholder servicing fees are paid to CCO Capital or other participating broker-dealers with respect to shares sold pursuant to the DRIP.
Advisory fees and expenses
Pursuant to the advisory agreement, the Company pays CCI III Management a monthly advisory fee based upon the Company’s monthly average asset value, which is equal to the following amounts: (i) an annualized rate of 0.75% paid on the Company’s average asset value that is between $0 and $2.0 billion; (ii) an annualized rate of 0.70% paid on the Company’s average asset value that is between $2.0 billion and $4.0 billion; and (iii) an annualized rate of 0.65% paid on the Company’s average asset value that is over $4.0 billion. During the three months ended March 31, 2019, these advisory fees exceeded the expense limit of the greater of 2.0% of the average invested assets or 25.0% of net income (see operating expenses below) and were not recognized in the condensed consolidated financial statements of the Company because such amounts were not contractually payable by the Company. As of March 31, 2019, $671,000 of advisory fees exceeded such expense limit. During the three months ended March 31, 2019, CCI III Management waived its right to receive these amounts, even if future operating expenses are below the expense limits. Accordingly, the Company did not reimburse CCI III Management for any such expenses for the years ended December 31, 2018, 2017 and 2016. Additionally, CCI III Management waived its right to receive a monthly advisory fee during the remainder of the year ending December 31, 2019.
Operating expenses
The Company reimburses CCI III Management or its affiliates for the operating expenses they paid or incurred in connection with advisory and administrative services provided to the Company, subject to the limitation that the Company will not reimburse CCI III Management or its affiliates for any amount by which the operating expenses (including the advisory fee) at the end of the four preceding fiscal quarters exceed the greater of (i) 2.0% of average invested assets, or (ii) 25.0% of net income, excluding any additions to reserves for depreciation or other similar non-cash reserves and excluding any gain from the sale of assets for that period. The Company will not reimburse CCI III Management or its affiliates for compensation paid to the Company’s executive officers or employees of CCI III Management in connection with the services for which CCI III Management or its affiliates receive an acquisition fee, financing coordination fee or disposition fee. During the three months ended March 31, 2019 and 2018, no operating expenses were reimbursed by the Company. During the three months ended March 31, 2019 and 2018, CCI III Management paid or reimbursed the Company for operating expenses in excess of the greater of 2.0% of average invested assets or 25.0% of net income, which were not recognized in the condensed consolidated financial statements of the Company because such amounts were not contractually payable by the Company. As of March 31, 2019, $1.7 million of operating expenses exceeded such expense limit. Accordingly, the Company did not reimburse CCI III Management for any such expenses for the three months ended March 31, 2019 and 2018. However, these amounts may become payable if future operating expenses are below the expense limits.
Financing coordination fees
If CCI III Management provides services in connection with the origination, assumption or refinancing of any debt to acquire properties or to make other permitted investments, the Company will pay CCI III Management a financing coordination fee equal to 1.0% of the amount available and/or outstanding under such financing. However, CCI III Management will not be entitled to a financing coordination fee on any debt where CCI III Management previously received a fee unless (i) the maturity date of the refinanced debt was scheduled to occur less than one year after the date of the refinancing and the new loan has a term of at least five years or (ii) the new loan is approved by a majority of the independent directors; and provided, further, that no financing coordination fee will be paid in connection with loans advanced by an affiliate of CCI III Management. During the three months ended March 31, 2019 and 2018, no financing coordination fees were incurred for any such services provided by CCI III Management or its affiliates.
Disposition fees
If CCI III Management or its affiliates provide a substantial amount of services (as determined by a majority of the Company’s independent directors) in connection with the sale of one or more properties (or the Company’s entire portfolio), the Company will pay CCI III Management or its affiliates a disposition fee in an amount equal to up to one-half of the real estate or brokerage commission paid by the Company to third parties on the sale of such properties, not to exceed 1.0% of the contract price of the properties sold; provided, however, in no event may the total disposition fees paid to CCI III Management, its affiliates, and unaffiliated third parties, exceed the lesser of the customary competitive real estate commission or an amount equal to 6.0% of the contract sales price. In addition, if CCI III Management or its affiliates provides a substantial amount of

COLE OFFICE & INDUSTRIAL REIT (CCIT III), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019 (Unaudited) – (Continued)

services (as determined by a majority of the Company’s independent directors) in connection with the sale of one or more assets other than properties, the Company may separately compensate CCI III Management or its affiliates at such rates and in such amounts as the Board, including a majority of the independent directors, and CCI III Management agree upon, not to exceed an amount equal to 1.0% of the contract price of the assets sold. During the three months ended March 31, 2019 and 2018, no disposition fees were incurred for any such services provided by CCI III Management or its affiliates.
Subordinated performance fees
The Company will pay a subordinated performance fee under one of the following alternative events: (1) if the Company’s shares are listed on a national securities exchange, CCI III Management, or its affiliates, will be entitled to a subordinated performance fee equal to 15.0% of the amount, if any, by which (i) the market value of the Company’s outstanding stock plus distributions paid by the Company prior to listing, exceeds (ii) the sum of the total amount of capital raised from stockholders and the amount of distributions necessary to generate a 6.0% annual cumulative, non-compounded return to stockholders; (2) if the Company is sold or its assets are liquidated, CCI III Management will be entitled to a subordinated performance fee equal to 15.0% of the net sale proceeds remaining after stockholders have received, from regular distributions plus special distributions paid from proceeds of such sale, a return of their net capital invested and a 6.0% annual cumulative, non-compounded return; or (3) upon termination of the advisory agreement, CCI III Management may be entitled to a subordinated performance fee similar to the fee to which it would have been entitled had the portfolio been liquidated (based on an independent appraised value of the portfolio) on the date of termination. During the three months ended March 31, 2019 and 2018, no subordinated performance fees were incurred related to any such events.
The Company incurred commissions, fees and expense reimbursements as shown in the table below for services provided by CCI III Management and its affiliates related to the services described above during the periods indicated:

	Three Months Ended March 31,
	2019	2018
Selling commissions	$23,501	$98,575
Dealer manager fees	$7,000	$34,768
Distribution and stockholder servicing fees (1)	$16,198	$15,148
Organization and offering costs	$5,909	$18,443
______________________

(1)
Amounts are calculated for the respective periods in accordance with the dealer manager agreement and exclude the estimated liability for future distribution and stockholder servicing fees payable to CCO Capital of $173,000 and $214,000 for the three months ended March 31, 2019 and 2018, respectively, which is included in due to affiliates in the condensed consolidated balance sheets with a corresponding decrease to capital in excess of par value.

Due to Affiliates
As of March 31, 2019 and December 31, 2018, $192,000 and $188,000, respectively, was recorded for services and expenses incurred, but not yet reimbursed to CCI III Management or its affiliates. The amounts are primarily for future distribution and stockholder servicing fees and for operating expenses.
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
Services Agreement
VEREIT Operating Partnership, L.P. (“VEREIT OP”), a former affiliated entity of the Company’s sponsor, was obligated to provide certain services to CCO Group and to the Company (the “Services Agreement”) through March 31, 2019 (or, if later, the date of the last government filing other than a tax filing made by the Company, CCPT IV, CCPT V, CCIT II and/or CIM Income NAV with respect to its 2018 fiscal year) (the “Initial Services Term”), and is obligated to provide consulting and

COLE OFFICE & INDUSTRIAL REIT (CCIT III), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019 (Unaudited) – (Continued)

research services through December 31, 2023 as requested by CCO Group, LLC. Prior to March 31, 2019, substantially all of the services that were provided by VEREIT OP during the Initial Services Term, including but not limited to any advisory, dealer manager and property management services, were transitioned to, and are provided directly by, our sponsor, advisor, dealer manager or an affiliate thereof.
NOTE 10 — STOCKHOLDERS’ EQUITY
Equity-Based Compensation
On August 9, 2018, the Board approved the adoption of the Cole Office & Industrial REIT (CCIT III), Inc. 2018 Equity Incentive Plan (the “Plan”), under which 400,000 of the Company’s common shares were reserved for issuance and share awards of 391,000 are available for future grant as of March 31, 2019. On October 1, 2018, the Company granted awards of approximately 3,000 restricted Class A Shares to each of the independent members of the Board (approximately 9,000 restricted shares in aggregate) under the Plan, which fully vest on October 1, 2019 based on one year of continuous service. As of March 31, 2019 and December 31, 2018, none of the restricted Class A Shares had vested or been forfeited. The fair value of the Company’s share awards is determined using the Company’s NAV per share on the date of grant. Compensation expense related to these restricted Class A Shares is recognized over the vesting period. The Company recorded compensation expense of $21,000 for the three months ended March 31, 2019 related to these restricted Class A Shares included in general and administrative expenses on the accompanying condensed consolidated statements of operations. As of March 31, 2019, there was $41,000 of total unrecognized compensation expense related to these restricted Class A Shares, which will be recognized ratably over the remaining period of service prior to October 1, 2019.
NOTE 11 — LEASES
The Company’s real estate assets are leased to tenants under operating leases for which the terms, expirations and extension options vary. The Company’s operating leases do not convey to the lessee the right to purchase the underlying asset upon expiration of the lease period. To determine whether a contract contains a lease, the Company carefully reviews contracts to determine if the agreement conveys the right to control the use of an asset. The Company elected to apply the practical expedient for all of the Company’s leases to account for the lease and non-lease components as a single, combined operating lease component under ASC 842. Non-lease components primarily consist of maintenance services, including CAM, real estate taxes, insurance and utilities paid for by the lessor but consumed by the lessee. Non-lease components are considered to be variable rental and other property income and are recognized in the period incurred.
As of March 31, 2019, the leases had a weighted-average remaining term of 9.4 years. Certain leases include provisions to extend the lease agreements, options for early termination after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other negotiated terms and conditions. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.
As of March 31, 2019, the future minimum rental income from the Company’s real estate assets under non-cancelable operating leases, assuming no exercise of renewal options for the succeeding five fiscal years and thereafter, was as follows:

Future Minimum Rental Income
Remainder of 2019	$2,865,047
2020	3,878,462
2021	3,756,969
2022	3,829,450
2023	3,903,333
Thereafter	18,881,113
Total	$37,114,374

COLE OFFICE & INDUSTRIAL REIT (CCIT III), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019 (Unaudited) – (Continued)

As previously disclosed in our 2018 Annual Report on Form 10-K and under the previous lease accounting standard, Topic 840, the following table summarizes the future minimum rental income from the Company’s real estate assets under non-cancelable operating leases, assuming no exercise of renewal options for the succeeding five fiscal years and thereafter, as of December 31, 2018:

Year Ending December 31,	Future Minimum Rental Income
2019	$3,808,708
2020	3,878,462
2021	3,756,969
2022	3,829,450
2023	3,903,333
Thereafter	18,881,112
Total	$38,058,034
Rental and other property income during the three months ended March 31, 2019 consisted of the following:

	Three Months Ended March 31,
	2019	2018
Fixed rental and other property income	$972,002	$972,002
Variable rental and other property income	163,873	129,692
Total rental and other property income	$1,135,875	$1,101,694
NOTE 12 — SUBSEQUENT EVENTS
The following events occurred subsequent to March 31, 2019:
Redemption of Shares of Common Stock
Subsequent to March 31, 2019, the Company redeemed approximately 21,000 shares pursuant to the Company’s share redemption program for $184,000 (at an average price per share of $8.60).
Deregistration of the Offering
On March 28, 2019, the Company registered an aggregate of $4,300,000 in shares of its common stock for the DRIP Offering pursuant to a Registration Statement on Form S-3 filed with the SEC, which was declared effective on April 5, 2019. The Company ceased issuing shares in the Offering on April 30, 2019. The unsold Class A Shares and Class T Shares in the Offering of $3.5 billion in the aggregate were subsequently deregistered. The Company continues to issue Class A Shares and Class T Shares pursuant to the DRIP Offering.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the accompanying condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. We make statements in this section that are forward-looking statements within the meaning of the federal securities laws. Certain risks may cause our actual results, performance or achievements to differ materially from those expressed or implied by the following discussion. For a complete discussion of such risk factors, see Item 1A — Risk Factors of this Quarterly Report on Form 10-Q and the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. Capitalized terms used herein, but not otherwise defined, shall have the meaning ascribed to those terms in “Part I — Financial Information” of this Quarterly Report on Form 10-Q, including the notes to the condensed consolidated financial statements contained therein, and the terms “we,” “us,” “our” and the “Company” refer to Cole Office & Industrial REIT (CCIT III), Inc.
Forward-Looking Statements
This Quarterly Report on Form 10-Q includes “forward-looking statements” (within the meaning of the federal securities laws, Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that reflect our expectations and projections about our future results, performance, prospects and opportunities. We have attempted to identify these forward-looking statements by the use of words such as “may,” “will,” “seek,” “expects,” “anticipates,” “believes,” “targets,” “intends,” “should,” “estimates,” “could,” “continue,” “assume,” “projects,” “plans” or similar expressions. These forward-looking statements are based on information currently available to us and are subject to a number of known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, among other things, those discussed below. We intend for all such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act, as applicable by law. We do not undertake to publicly update or revise any forward-looking statements, whether as a result of changes in underlying assumptions or new information, future events or otherwise, except as may be required to satisfy our obligations under federal securities law. The forward-looking statements should be read in light of the risk factors identified in Item 1A — Risk Factors of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2018.
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

Definitions
We use certain defined terms throughout this Quarterly Report on Form 10-Q that have the following meanings:
The phrase “annualized rental income” refers to the straight-line rental revenue under our leases on operating properties owned as of the respective reporting date, which includes the effect of rent escalations and any tenant concessions, such as free rent, and excludes any contingent rent, such as percentage rent. Management uses annualized rental income as a basis for tenant, industry and geographic concentrations and other metrics within the portfolio. Annualized rental income is not indicative of future performance.
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
Following the acquisition of CCO Group, LLC in February 2018, pursuant to the Services Agreement, VEREIT OP was obligated to provide certain services to CCO Group and to us through March 31, 2019 (or, if later, the date of the last government filing other than a tax filing made by us, CCPT IV, CCPT V, CCIT II and/or CIM Income NAV with respect to its 2018 fiscal year) and is obligated to provide consulting and research services through December 31, 2023 as requested by CCO Group, LLC. Prior to March 31, 2019, substantially all of the services provided by VEREIT OP during the Initial Services Term, including but not limited to any advisory, dealer manager and property management services, were transitioned to, and are provided directly by, our sponsor, advisor, dealer manager or an affiliate thereof.
Effective December 31, 2018, the primary portion of the Offering was terminated, but we continued to issue Class A Shares and Class T Shares pursuant to the DRIP portion of the Offering. On March 28, 2019, we registered an aggregate of $4,300,000 of Class A Shares and Class T Shares for the DRIP Offering pursuant to the S-3 Registration Statement filed with the SEC, which was declared effective on April 5, 2019. We ceased issuing shares in the Offering on April 30, 2019. The unsold Class A Shares and Class T Shares in the Offering of $3.5 billion in the aggregate were subsequently deregistered. We began to issue Class A Shares and Class T Shares under the DRIP Offering on May 1, 2019 and will continue to issue shares under the DRIP Offering.
Our operating results and cash flows are primarily influenced by rental and other property income from our commercial properties, interest expense on our indebtedness, and acquisition and operating expenses. As 100% of our rentable square feet was under lease as of March 31, 2019, with a weighted average remaining lease term of 9.4 years, we believe our exposure to changes in commercial rental rates on our portfolio is substantially mitigated, except for vacancies caused by tenant bankruptcies or other factors. Our advisor regularly monitors the creditworthiness of each of our tenants by reviewing each tenant’s financial results, any available credit rating agency reports on the tenant or guarantor, the operating history of the property with such tenant, the tenant’s market share and track record within its industry segment, the general health and outlook of the tenant’s industry segment, and other information for changes and possible trends. If our advisor identifies significant changes or trends that may adversely affect the creditworthiness of a tenant, it will gather a more in-depth knowledge of the tenant’s financial condition and, if necessary, attempt to mitigate the tenant credit risk by evaluating the possible sale of the property, or identifying a possible replacement tenant should the current tenant fail to perform on the lease.
Portfolio Information
As of March 31, 2019, we owned two properties comprising approximately 391,000 rentable square feet of income-producing necessity corporate office and industrial space located in two states, which were 100% leased and had a weighted average remaining lease term of 9.4 years. As we have only acquired two properties, a discussion of same store sales is not considered meaningful and as such is not included in the results of operations.
Results of Operations
We are not aware of any material trends or uncertainties, other than national economic conditions affecting real estate in general, that may reasonably be expected to have a material impact on our results from the acquisition, management and operations of properties other than those listed in the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2018.
Our results of operations are influenced by the timing of our acquisitions and the operating performance of our real estate assets. The following table provides summary information about our results of operations for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,		2019 vs 2018 Increase (Decrease)
	2019	2018
Rental and other property income	$1,135,875	$1,101,694	$34,181
General and administrative expenses	275,775	205,553	70,222
Property operating expenses	5,465	3,489	1,976
Real estate tax expenses	158,682	126,625	32,057
Depreciation and amortization	478,063	478,063	—
Operating income	217,890	287,964	(70,074)
Interest expense and other, net	(427,152)	(480,302)	(53,150)
Net loss	(209,262)	(192,338)	16,924
Revenues
Our revenue consists primarily of rental and other property income from net leased commercial properties. We also incur certain operating expenses that are subject to reimbursement by our tenants, which results in additional rental and other property income.
The increase in revenue of $34,000 during the three months ended March 31, 2019, as compared to the same period in 2018, was primarily due to an increase in certain operating expenses subject to reimbursement by our tenants.
General and Administrative Expenses
The primary general and administrative expense items are board of directors costs, legal and accounting fees, unused fees on the Credit Facility, bank services charges and professional fees.
The increase in general and administrative expenses of $70,000 during the three months ended March 31, 2019, as compared to the same period in 2018, was primarily due to an increase in board of directors costs.
Property Operating Expenses
Property operating expenses such as property repairs, maintenance and property-related insurance include both reimbursable and non-reimbursable property expenses. We are reimbursed by tenants for certain property operating expenses in accordance with the respective lease agreements.
Property operating expenses remained consistent for the three months ended March 31, 2019 compared to the same period in 2018.
Real Estate Tax Expenses
The increase in real estate tax expenses of $32,000 during the three months ended March 31, 2019, as compared to the same period in 2018, was primarily due to increased tax assessments on one property during the three months ended March 31, 2019. These tax assessments are reimbursed by the tenant.
Depreciation and Amortization
Depreciation and amortization expenses remained consistent for the three months ended March 31, 2019 compared to the same period in 2018.

Interest Expense and Other, Net
The decrease in interest expense and other, net of $53,000 during the three months ended March 31, 2019, as compared to the same period in 2018, was primarily due to a decrease in the average aggregate amount of debt outstanding to $24.2 million during the three months ended March 31, 2019, compared to an average outstanding debt balance of $32.8 million for the three months ended March 31, 2018, respectively. This decrease was partially offset by an increase in the weighted average interest rate to 4.7% as of March 31, 2019, from 4.3% as of March 31, 2018.
Distributions
On a quarterly basis, our Board authorizes a daily distribution for the succeeding quarter. Our Board authorized the following daily distribution amounts per share for the periods indicated below:

Period Commencing	Period Ending	Daily Distribution Amount (1)
September 23, 2016	December 31, 2016	$0.001639344
January 1, 2017	March 31, 2019	$0.001643836
April 1, 2019	September 30, 2019	$0.001369863
______________________

(1)	Less the per share distribution and stockholder servicing fees that are payable with respect to Class T Shares (as calculated on a daily basis).
As of March 31, 2019, we had distributions payable of $159,000.
The following table presents distributions and sources of distributions for the periods indicated:

	Three Months Ended March 31,
	2019		2018
	Amount	Percent	Amount	Percent
Distributions paid in cash	$266,228	59%	$195,693	65%
Distributions reinvested	188,763	41%	105,889	35%
Total distributions	$454,991	100%	$301,582	100%
Sources of distributions:
Net cash provided by operating activities (1)	$402,615	88%	$166,534	55%
Proceeds from issuance of common stock (2)	52,376	12%	135,048	45%
	$454,991	100%	$301,582	100%
______________________

(1)	Net cash provided by operating activities for the three months ended March 31, 2019 and 2018 was $402,615 and $166,534, respectively.

(2)
Prior to the adoption of ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”), in April 2017, which clarifies the definition of a business by adding guidance to assist entities in evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses, we treated our real estate acquisition-related fees and expenses as funded by proceeds from the Offering, including proceeds from the DRIP. Therefore, for consistency, proceeds from the issuance of common stock used as a source of distributions for the three months ended March 31, 2019 and 2018 includes the amount by which real estate acquisition-related fees and expenses have reduced net cash flows from operating activities in prior periods.

Share Redemptions
Our share redemption program permits our stockholders to sell their shares back to us after they have held them for at least one year, subject to certain conditions and limitations. We may waive the one-year holding period requirement upon request due to a stockholder’s death or bankruptcy or other exigent circumstances as determined by our advisor. In addition, the Board may choose to amend the terms of, suspend or terminate our share redemption program at any time upon 30 days’ notice. Funding for the redemption of shares will generally be limited to the net proceeds we receive from the sale of shares under the DRIP, net of shares redeemed to date. We will not redeem in excess of 5.0% of the weighted average number of shares outstanding during the trailing 12 months prior to the end of the fiscal quarter for which the redemptions are being paid. In addition, we will generally limit quarterly redemptions to approximately 1.25% of the weighted average number of shares outstanding during the trailing 12-month period ending on the last day of the fiscal quarter for which the redemptions are being paid, and to the net proceeds we receive from the sale of shares in the respective quarter under the DRIP. In addition, the Board may choose to amend the terms of, suspend or terminate our share redemption program at any time upon 30 days’ notice. We will not redeem in excess of 5.0% of the weighted average number of shares outstanding during the trailing 12 months prior to the end of the fiscal quarter for which the redemptions are being paid. Any of the foregoing limits might prevent us from accommodating all redemption requests made in any fiscal quarter or in any 12-month period. During the three months ended March 31, 2019, we received valid redemption requests under our share redemption program totaling approximately 21,000 shares, all of which we redeemed subsequent to March 31, 2019 for $184,000 at a redemption price of $8.60 per share. A valid redemption request is one that complies with the applicable requirements and guidelines of our share redemption program then in effect.
Liquidity and Capital Resources
General
We expect to utilize funds from the Offerings and future proceeds from secured or unsecured financing to complete future property acquisitions and for general corporate uses. Our operating cash flows will primarily be provided by the rental and other property income received from leased properties. As of March 31, 2019, we had raised $31.1 million of gross proceeds from the Offering before organization and offering costs, selling commissions and dealer manager fees of $2.3 million.
On March 28, 2019, we registered an aggregate of $4,300,000 in shares of its common stock for the DRIP Offering pursuant to a Registration Statement on Form S-3 filed with the SEC, which was declared effective on April 5, 2019. We ceased issuing shares in the Offering on April 30, 2019. The unsold Class A Shares and Class T Shares in the Offering of $3.5 billion in the aggregate were subsequently deregistered. We began to issue Class A Shares and Class T Shares under the DRIP Offering on May 1, 2019 and will continue to issue shares under the DRIP Offering.
During the three months ended March 31, 2019, the Company reduced the borrowing commitment on its Credit Facility from $100.0 million to $35.0 million. As of March 31, 2019, we had $10.8 million in unused capacity, subject to borrowing availability. As of March 31, 2019, we also had cash and cash equivalents of $1.0 million.
Short-term Liquidity and Capital Resources
On a short-term basis, our principal demands for funds will be for the payment of operating expenses, distributions to stockholders and interest and principal on current and any future debt financings, including principal repayments of $24.2 million due September 23, 2019. Pursuant to the Credit Agreement (as defined in Note 6 — Credit Facility), we may elect to extend the maturity date of such loans for up to two successive 12-month periods, subject to satisfying certain conditions, including providing notice of the election and paying an extension fee of 0.2% of the maximum amount of the Revolving Loans (the “Extension Fee”). We expect to extend the maturity date of the Revolving Loans through September 23, 2020, subject to payment of the Extension Fee. We believe our cash on hand, net cash provided by operations and proceeds from the Offerings will be sufficient to meet our obligations as they become due in the ordinary course of business for at least 12 months following the date these financial statements are issued. However, this evaluation assumes continued positive cash flows and the ability to extend the maturity of or refinance the Revolving Loans maturing September 23, 2019.
Long-term Liquidity and Capital Resources
On a long-term basis, our principal demands for funds will be for the payment of tenant improvements, operating expenses, distributions and redemptions to stockholders and interest and principal on any current and future indebtedness. Generally, we expect to meet our long-term liquidity requirements through proceeds from net cash flows provided by operations, proceeds from the DRIP Offering, and secured or unsecured borrowings from banks and other lenders.
We expect that substantially all net cash flows from operations will be used to pay distributions to our stockholders after certain capital expenditures, including tenant improvements and leasing commissions, are paid; however, we may use other sources to fund distributions, as necessary, including proceeds from the Offerings, borrowings on our Credit Facility and/or future borrowings on unencumbered assets. To the extent that cash flows from operations are lower due to lower than expected returns on the properties, distributions paid to our stockholders may be lower. We expect that substantially all net cash flows from the Offerings or debt financings will be used to fund acquisitions, certain capital expenditures, repayments of outstanding debt or distributions to our stockholders.

Contractual Obligations
As of March 31, 2019, we had debt outstanding with a carrying value of $24.2 million, with a weighted average interest rate of 4.7%. See Note 6 — Credit Facility to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q for certain terms of our debt outstanding.
Our contractual obligations as of March 31, 2019 were as follows:

	Payments due by period (1)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Principal payments – Credit Facility	$24,175,000	$24,175,000	$—	$—	$—
Interest payments – Credit Facility (2)	550,444	550,444	—	—	—
Total	$24,725,444	$24,725,444	$—	$—	$—
______________________

(1)	The table does not include amounts due to CCI III Management or its affiliates pursuant to our advisory agreement because such amounts are not fixed and determinable.

(2)	Payment obligations for the Revolving Loans are based on a weighted average interest rate of 4.7% as of March 31, 2019 and reflect a maturity date of September 23, 2019.
Our borrowings will not exceed 75% of the cost of our gross assets (or 300% of net assets) as of the date of any borrowing, which is the maximum level of indebtedness permitted under the North American Securities Administrators Association Statement of Policy Regarding Real Estate Investment Trusts; however, we may exceed that limit if approved by a majority of our independent directors and disclosed to our stockholders in the next quarterly report along with justification for such excess borrowing. Consistent with CCI III Management’s approach toward the moderate use of leverage, our Board has adopted a policy to further limit our borrowings to 60% of the greater of cost (before deducting depreciation or other non-cash reserves) or fair market value of our gross assets, unless excess borrowing is approved by a majority of the independent directors and disclosed to our stockholders in the next quarterly report along with a justification for such excess borrowing. As of March 31, 2019, our ratio of debt to total gross assets net of gross intangible lease liabilities was 48.7% and our ratio of debt to the fair market value of our gross assets net of gross intangible lease liabilities was 45.1%. Fair market value is based on the estimated market value of our real estate assets as of December 31, 2018 that were used to determine our estimated per share NAV.
Our management reviews net debt as part of its management of our overall liquidity, financial flexibility, capital structure and leverage, and we therefore believe that the presentation of net debt provides useful information to stockholders. Net debt is a non-GAAP measure used to show our outstanding principal debt balance, excluding certain GAAP adjustments, such as premiums or discounts, less all cash and cash equivalents. As of March 31, 2019, our net debt leverage ratio, which is the ratio of net debt to total gross real estate assets net of gross intangible lease liabilities, if applicable, was 46.7%.
The following table provides a reconciliation of the Credit Facility balance, as reported on our condensed consolidated balance sheet, to net debt as of March 31, 2019:

Balance as of March 31, 2019
Credit facility	$24,175,000
Less: Cash and cash equivalents	(1,021,115)
Net debt	$23,153,885
Gross real estate assets	$49,605,205
Net debt leverage ratio	46.7%
Cash Flow Analysis
Operating Activities. Net cash provided by operating activities increased by $236,000 for the three months ended March 31, 2019, compared to the same period in 2018. The increase was primarily due to the timing of rental and other property income received and accrued expenses paid during the three months ended March 31, 2019. See “ — Results of Operations” for a more complete discussion of the factors impacting our operating performance.
Financing Activities. Net cash used in financing activities was $17,000 for the three months ended March 31, 2019, compared to net cash provided by financing activities of $452,000 for the three months ended March 31, 2018. The change was primarily due to a decrease in our net proceeds from issuance of common stock and increases in distributions to stockholders and deferred financing costs paid, offset by a decrease in net repayments on the Credit Facility and a subordinate, unsecured line of credit.
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
Critical Accounting Policies and Estimates
Our accounting policies have been established to conform with GAAP. The preparation of financial statements in conformity with GAAP requires us to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Management believes that we have made these estimates and assumptions in an appropriate manner and in a way that accurately reflects our financial condition. We continually test and evaluate these estimates and assumptions using our historical knowledge of the business, as well as other factors, to ensure that they are reasonable for reporting purposes. However, actual results may differ from these estimates and assumptions. If our judgment or interpretation of the facts and circumstances relating to the various transactions had been different, it is possible that different accounting policies would have been applied, thus resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses. We believe the following critical accounting policies govern the significant judgments and estimates used in the preparation of our financial statements, which should be read in conjunction with the more complete discussion of our accounting policies and procedures included in Note 2 — Summary of Significant Accounting Policies to our audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2018. We consider our critical accounting policies to be the following:

•	Allocation of Purchase Price of Real Estate Assets; and

•	Recoverability of Real Estate Assets.
A complete description of such policies and our considerations is contained in our Annual Report on Form 10-K for the year ended December 31, 2018. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2018 and related notes thereto.
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
Conflicts of Interest
Richard S. Ressler, the chairman of our Board, chief executive officer and president, who is also a founder and principal of CIM and is an officer/director of certain of its affiliates, is the chairman of the board, chief executive officer and president of

CCPT IV and CIM Income NAV, a director of CCIT II and CCPT V, and vice president of CCI III Management. One of our directors, Avraham Shemesh, who is also a founder and principal of CIM and is an officer/director of certain of its affiliates, serves as a director of CCPT IV and CIM Income NAV, is the chairman of the board, chief executive officer and president of CCIT II and CCPT V, and is president and treasurer of CCI III Management. One of our independent directors, W. Brian Kretzmer, also serves as a director of CCPT IV and CIM Income NAV. Our chief financial officer and treasurer, Nathan D. DeBacker, who is also an officer of other real estate programs sponsored by CCO Group, is vice president of CCI III Management and is an officer of certain of its affiliates. In addition, affiliates of CCI III Management act as an advisor to CCPT IV, CCPT V, CCIT II and CIM Income NAV, all of which are public, non-listed REITs sponsored or operated by CCO Group. As such, there are conflicts of interest where CCI III Management or its affiliates, while serving in the capacity as sponsor, general partner, officer, director, key personnel and/or advisor for CIM or another real estate program sponsored or operated by CIM or CCO Group, including other real estate offerings in registration, may be in conflict with us in connection with providing services to other real estate-related programs related to property acquisitions, property dispositions, and property management among others. The compensation arrangements between affiliates of CCI III Management and these other real estate programs sponsored or operated by CCO Group could influence the advice provided to us. See Part I, Item 1. Business — Conflicts of Interest in our Annual Report on Form 10-K for the year ended December 31, 2018.
Off-Balance Sheet Arrangements
As of March 31, 2019 and December 31, 2018, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Market Risk
The market risk associated with financial instruments and derivative financial instruments is the risk of loss from adverse changes in market prices or interest rates. Our market risk arises primarily from interest rate risk relating to variable rate borrowings. To meet our short and long-term liquidity requirements, we borrow funds at a combination of fixed and variable rates. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to manage our overall borrowing costs. To achieve these objectives, from time to time, we may enter into interest rate hedge contracts such as swaps, collars and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. We do not intend to hold or issue these derivative contracts for trading or speculative purposes. As of March 31, 2019, we had no interest rate hedge contracts. We do not have any foreign operations and thus we are not exposed to foreign currency fluctuations.
Interest Rate Risk
In connection with the acquisition of our properties, we have obtained variable rate debt financing and are therefore exposed to changes in LIBOR. As of March 31, 2019, we had an aggregate of $24.2 million of variable rate debt outstanding under the Credit Facility, and a change of 50 basis points in interest rates would result in a change in interest expense of $121,000 per annum. In the future, we may obtain additional variable rate debt financing to fund certain property acquisitions and may be further exposed to interest rate changes. Our objectives in managing interest rate risks will be to limit the impact of interest rate changes on operations and cash flows and to lower overall borrowing costs. To achieve these objectives, we expect to borrow primarily at interest rates with the lowest margins available and, in some cases, with the ability to convert variable rates to fixed rates.
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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of March 31, 2019 was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of March 31, 2019, were effective at a reasonable assurance level.
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
In the ordinary course of business, we may become subject to litigation or claims. We are not aware of any material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we are a party or to which our properties are the subject.

Item 1A.	Risk Factors
Except as set forth below, there have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2018.
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
The following table presents distributions and sources of distributions for the periods indicated below:

	Three Months Ended		Year Ended
	March 31, 2019		December 31, 2018
	Amount	Percent	Amount	Percent
Distributions paid in cash	$266,228	59%	$912,391	62%
Distributions reinvested	188,763	41%	569,926	38%
Total distributions	$454,991	100%	$1,482,317	100%
Sources of distributions:
Net cash provided by operating activities (1)	$402,615	88%	$1,396,989	94%
Proceeds from issuance of common stock (2)	52,376	12%	85,328	6%
	$454,991	100%	$1,482,317	100%
______________________

(1)	Net cash provided by operating activities for the three months ended March 31, 2019 and for the year ended December 31, 2018 was $402,615 and $1.4 million, respectively.

(2)
Prior to the adoption of ASU 2017-01 in April 2017, we treated our real estate acquisition-related fees and expenses as funded by proceeds from the Offering, including proceeds from the DRIP. Therefore, for consistency, proceeds from the issuance of common stock used as a source of distributions for the three months ended March 31, 2019 and for the year ended December 31, 2018 includes the amount by which real estate acquisition-related fees and expenses have reduced net cash flows from operating activities in prior periods.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
On September 22, 2016, our Registration Statement on Form S-11 (Registration No. 333-209128) for the offering of up to $2.5 billion in shares of common stock in the primary portion of the Offering, consisting of two classes of shares, Class A Shares at a price of $10.00 per share (up to $1.25 billion in shares) and Class T Shares at a price of $9.57 per share (up to $1.25 billion in shares), subject to reduction in certain circumstances, was declared effective under the Securities Act. The registration statement also covered the offering of up to $1.0 billion in shares of common stock pursuant to our DRIP, under which stockholders may elect to have distributions reinvested in additional shares at a price of $9.10 per share for both Class A Shares and Class T Shares, assuming a $10.00 per Class A Share primary offering price and a $9.57 per Class T Share primary offering price. Additionally, as of March 31, 2019, we were authorized to issue 10.0 million shares of preferred stock, but had none issued or outstanding.
Effective December 31, 2018, the primary portion of the Offering was terminated, but we continued to issue Class A Shares and Class T Shares pursuant to the DRIP portion of the Offering. On March 28, 2019, we registered an aggregate of $4,300,000 of Class A Shares and Class T Shares for the DRIP Offering pursuant to the S-3 Registration Statement filed with the SEC, which was declared effective on April 5, 2019. We ceased issuing shares in the Offering on April 30, 2019. The unsold Class A Shares and Class T Shares in the Offering of $3.5 billion in the aggregate were subsequently deregistered. We began to issue Class A Shares and Class T Shares under the DRIP Offering on May 1, 2019 and will continue to issue shares under the DRIP Offering at the estimated per share NAV as determined by our Board on February 13, 2019 using a valuation date of December 31, 2018 and effective on February 19, 2019.
As of March 31, 2019, we had issued approximately 3.2 million shares of common stock in the Offering, including 103,000 shares issued pursuant to the DRIP, for gross proceeds of $31.1 million ($23.9 million in Class A Shares and $7.2 million in Class T Shares) before organization and offering costs, selling commissions and dealer manager fees of $2.3 million, out of which we paid $1.9 million in selling commissions and dealer manager fees and $316,000 in organization and offering costs to CCI III Management or its affiliates. In addition, we pay CCO Capital a distribution and stockholder servicing fee for Class T Shares sold in the primary portion of the Offering. Pursuant to the dealer manager agreement, prior to our Board’s determination of our estimated per share NAV, the distribution and stockholder servicing fee was calculated on a daily basis in an amount equal to 1/365th of 1.0% of the purchase price per share of the Class T Shares sold in the primary portion of the Offering. Commencing on February 19, 2019, the distribution and stockholder servicing fee for Class T Shares is calculated on a daily basis in an amount equal to 1/365th of 1.0% of the per share NAV. The aggregate distribution and stockholder servicing fee for Class T Shares will not exceed an amount equal to 4.0% of the total gross offering proceeds of Class T Shares sold in the primary portion of the Offering. We pay the distribution and stockholder servicing fee from cash flow from operations or, if our cash flow from operations is not sufficient to pay the distribution and stockholder servicing fee, from borrowings in anticipation of future cash flow. With the net offering proceeds and indebtedness, we acquired $49.6 million in real estate and related assets, inclusive of capitalized acquisition costs, and incurred acquisition costs of $1.2 million, including costs of $995,000 in acquisition fees and expense reimbursements to CCI III Management.
Our Board has adopted a share redemption program that permits our stockholders to sell their shares back to us after they have held them for at least one year, subject to the significant conditions and limitations described in the Registration Statement. We may waive the one-year holding period upon request due to a stockholder’s death, bankruptcy or other exigent circumstances as determined by our advisor. In addition, our Board may choose to amend the terms of, suspend or terminate our share redemption program at any time upon 30 days’ notice. Funding for the redemption of shares will generally be limited to the cumulative net proceeds we receive from the sale of shares under the DRIP, net of shares redeemed to date. Under our share redemption program, we will not redeem in excess of 5.0% of the weighted average number of shares outstanding during the trailing 12 months prior to the end of the fiscal quarter for which the redemptions are being paid. In addition, we will generally limit quarterly redemptions to approximately 1.25% of the weighted average number of shares outstanding during the trailing 12-month period ending on the last day of the fiscal quarter for which the redemptions are being paid, and to the net proceeds we receive from the sale of shares in the respective quarter under the DRIP. Any of the foregoing limits might prevent us from accommodating all redemption requests made in any fiscal quarter or in any 12-month period.

In general, we redeem shares on a quarterly basis. During the three months ended March 31, 2019, we redeemed shares, including those redeemable due to death, as follows:

Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2019 – January 31, 2019
Class A Shares	—	$—	—	(1)
Class T Shares	—	$—	—	(1)
February 1, 2019 – February 28, 2019
Class A Shares	5,403	$9.00	5,403	(1)
Class T Shares	—	$—	—	(1)
March 1, 2019 – March 31, 2019
Class A Shares	—	$—	—	(1)
Class T Shares	—	$—	—	(1)
Total	5,403		5,403	(1)
______________________

(1)	A description of the maximum number of shares that may be purchased under our share redemption program is included in the narrative preceding this table.
Unregistered Sales of Equity Securities
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019 (and are numbered in accordance with Item 601 of Regulation S-K).

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

3.3	Bylaws of Cole Office & Industrial REIT (CCIT III), Inc. (Incorporated by reference to Exhibit 3.3 to the Company’s Form S-11 (File No. 333-209128), filed on January 26, 2016).
4.3	Distribution Reinvestment Plan (Incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-3 (File No. 333-230565), filed on March 28, 2019).
31.1*	Certifications of the Principal Executive Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications of the Principal Financial Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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
Date: May 10, 2019