Form 10-Q
period 2019-06-30
Cole Office & Industrial REIT (CCIT III), Inc.
filed 2019-08-13
CIK 1614976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒
As of August 5, 2019, there were approximately 2.5 million shares of Class A common stock and 731,000 shares of Class T common stock, par value per share of $0.01 each, of Cole Office & Industrial REIT (CCIT III), Inc. outstanding.

COLE OFFICE & INDUSTRIAL REIT (CCIT III), INC.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
COLE OFFICE & INDUSTRIAL REIT (CCIT III), INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2019	December 31, 2018
ASSETS
Real estate assets:
Land	$3,245,003	$3,245,003
Buildings and improvements	41,258,770	41,258,770
Intangible lease assets	5,101,432	5,101,432
Total real estate assets, at cost	49,605,205	49,605,205
Less: accumulated depreciation and amortization	(4,779,414)	(3,823,287)
Total real estate assets, net	44,825,791	45,781,918
Cash and cash equivalents	1,215,818	635,959
Rents and tenant receivables	768,196	943,287
Prepaid expenses and other assets	75,732	79,198
Deferred costs, net	125,654	407,029
Total assets	$47,011,191	$47,847,391
LIABILITIES AND STOCKHOLDERS’ EQUITY
Credit facility	$24,175,000	$24,175,000
Accrued expenses and accounts payable	403,548	683,380
Due to affiliates	157,374	188,461
Distributions payable	127,455	155,111
Deferred rental income	217,149	—
Total liabilities	25,080,526	25,201,952
Commitments and contingencies
Redeemable common stock	—	182,158
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value per share; 10,000,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.01 par value per share; 245,000,000 shares authorized, 2,480,368 and 2,424,682 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	24,781	24,179
Class T common stock, $0.01 par value per share; 245,000,000 shares authorized, 741,348 and 747,316 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	7,414	7,473
Capital in excess of par value	28,681,652	28,016,307
Accumulated distributions in excess of earnings	(6,783,182)	(5,584,678)
Total stockholders’ equity	21,930,665	22,463,281
Total liabilities, redeemable common stock, and stockholders’ equity	$47,011,191	$47,847,391
The accompanying notes are an integral part of these condensed consolidated financial statements.

COLE OFFICE & INDUSTRIAL REIT (CCIT III), INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues:
Rental and other property income	$1,104,195	$1,101,667	$2,240,070	$2,203,361
Operating expenses:
General and administrative	204,244	225,244	480,019	430,797
Property operating	13,505	3,212	18,970	6,701
Real estate tax	120,213	126,625	278,895	253,250
Depreciation and amortization	478,064	478,064	956,127	956,127
Total operating expenses	816,026	833,145	1,734,011	1,646,875
Operating income	288,169	268,522	506,059	556,486
Other expense:
Interest expense and other, net	(429,115)	(475,026)	(856,267)	(955,328)
Net loss	$(140,946)	$(206,504)	$(350,208)	$(398,842)

Class A Common Stock:
Net loss	$(98,880)	$(137,053)	$(246,837)	$(261,705)
Basic and diluted weighted average number of common shares outstanding	2,476,044	1,752,657	2,466,563	1,649,891
Basic and diluted net loss per common share	$(0.04)	$(0.08)	$(0.10)	$(0.16)

Class T Common Stock:
Net loss	$(42,066)	$(69,451)	$(103,371)	$(137,137)
Basic and diluted weighted average number of common shares outstanding	746,404	680,744	750,115	666,454
Basic and diluted net loss per common share	$(0.06)	$(0.10)	$(0.14)	$(0.21)
The accompanying notes are an integral part of these condensed consolidated financial statements.

COLE OFFICE & INDUSTRIAL REIT (CCIT III), INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Class A Common Stock		Class T Common Stock		Capital in Excess of Par Value	Accumulated Distributions in Excess of Earnings	Total Stockholders’ Equity
	Number of Shares	Par Value	Number of Shares	Par Value
Balance as of January 1, 2019	2,424,682	$24,179	747,316	$7,473	$28,016,307	$(5,584,678)	$22,463,281
Issuance of common stock	47,124	471	9,112	91	538,201	—	538,763
Equity-based compensation	—	23	—	—	20,603	—	20,626
Distributions declared on common stock — $0.15 per common share	—	—	—	—	—	(458,852)	(458,852)
Commissions on stock sales and related dealer manager fees	—	—	—	—	(30,501)	—	(30,501)
Other offering costs	—	—	—	—	(5,909)	—	(5,909)
Distribution and stockholder servicing fees	—	—	—	—	(1,000)	—	(1,000)
Redemptions of common stock	(5,403)	(54)	—	—	(48,569)	—	(48,623)
Changes in redeemable common stock	—	—	—	—	42,019	—	42,019
Net loss	—	—	—	—	—	(209,262)	(209,262)
Balance as of March 31, 2019	2,466,403	$24,619	756,428	$7,564	$28,531,151	$(6,252,792)	$22,310,542
Issuance of common stock	13,965	140	6,346	64	174,469	—	174,673
Equity-based compensation	—	22	—	—	20,602	—	20,624
Distributions declared on common stock — $0.12 per common share	—	—	—	—	—	(389,444)	(389,444)
Other offering costs	—	—	—	—	(662)	—	(662)
Redemptions of common stock	—	—	(21,426)	(214)	(184,047)	—	(184,261)
Changes in redeemable common stock	—	—	—	—	140,139	—	140,139
Net loss	—	—	—	—	—	(140,946)	(140,946)
Balance as of June 30, 2019	2,480,368	$24,781	741,348	$7,414	$28,681,652	$(6,783,182)	$21,930,665

COLE OFFICE & INDUSTRIAL REIT (CCIT III), INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited) – (Continued)

	Class A Common Stock		Class T Common Stock		Capital in Excess of Par Value	Accumulated Distributions in Excess of Earnings	Total Stockholders’ Equity
	Number of Shares	Par Value	Number of Shares	Par Value
Balance as of January 1, 2018	1,436,855	$14,369	631,346	$6,313	$18,284,253	$(3,275,779)	$15,029,156
Issuance of common stock	149,839	1,498	37,009	370	1,831,521	—	1,833,389
Distributions declared on common stock — $0.15 per common share	—	—	—	—	—	(310,147)	(310,147)
Commissions on stock sales and related dealer manager fees	—	—	—	—	(133,343)	—	(133,343)
Other offering costs	—	—	—	—	(18,443)	—	(18,443)
Distribution and stockholder servicing fees	—	—	—	—	(12,200)	—	(12,200)
Changes in redeemable common stock	—	—	—	—	(18,552)	—	(18,552)
Net loss	—	—	—	—	—	(192,338)	(192,338)
Balance as of March 31, 2018	1,586,694	$15,867	668,355	$6,683	$19,933,236	$(3,778,264)	$16,177,522
Issuance of common stock	339,009	3,390	33,820	339	3,672,459	—	3,676,188
Distributions declared on common stock — $0.15 per common share	—	—	—	—	—	(349,079)	(349,079)
Commissions on stock sales and related dealer manager fees	—	—	—	—	(283,680)	—	(283,680)
Other offering costs	—	—	—	—	(37,042)	—	(37,042)
Distribution and stockholder servicing fees	—	—	—	—	(10,773)	—	(10,773)
Changes in redeemable common stock	—	—	—	—	(15,971)	—	(15,971)
Net loss	—	—	—	—	—	(206,504)	(206,504)
Balance as of June 30, 2018	1,925,703	$19,257	702,175	$7,022	$23,258,229	$(4,333,847)	$18,950,661
The accompanying notes are an integral part of these condensed consolidated financial statements.

COLE OFFICE & INDUSTRIAL REIT (CCIT III), INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(350,208)	$(398,842)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization, net	956,127	956,127
Amortization of deferred financing costs	284,378	280,500
Straight-line rental income	(48,167)	(82,213)
Equity-based compensation	41,250	—
Changes in assets and liabilities:
Rents and tenant receivables	223,258	229,028
Prepaid expenses and other assets	3,466	86,123
Accrued expenses and accounts payable	(279,832)	(447,415)
Deferred rental income	217,149	(208,716)
Due to affiliates	(757)	(58,787)
Net cash provided by operating activities	1,046,664	355,805
Cash flows from investing activities:
Net cash used in investing activities	—	—
Cash flows from financing activities:
Proceeds from issuance of common stock	350,000	5,281,829
Redemptions of common stock	(232,884)	—
Offering costs on issuance of common stock	(37,072)	(472,508)
Distribution and stockholder servicing fees paid	(31,330)	(31,021)
Distributions to stockholders	(512,516)	(412,029)
Repayments of credit facility	—	(2,500,000)
Proceeds from subordinate promissory note	—	2,200,000
Repayment of subordinate promissory note	—	(3,800,000)
Deferred financing costs paid	(3,003)	(13,286)
Net cash (used in) provided by financing activities	(466,805)	252,985
Net increase in cash and cash equivalents	579,859	608,790
Cash and cash equivalents, beginning of period	635,959	351,461
Cash and cash equivalents, end of period	$1,215,818	$960,251

Supplemental disclosures of non-cash investing and financing activities:
Distributions declared and unpaid	$127,455	$119,690
Change in accrued distribution and stockholder servicing fees due to affiliate	$1,000	$22,973
Common stock issued through distribution reinvestment plan	$363,436	$227,748
Supplemental cash flow disclosures:
Interest paid	$572,371	$686,597
Cash paid for taxes	$4,611	$4,178
The accompanying notes are an integral part of these condensed consolidated financial statements.

COLE OFFICE & INDUSTRIAL REIT (CCIT III), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019 (Unaudited)
NOTE 1 — ORGANIZATION AND BUSINESS
Cole Office & Industrial REIT (CCIT III), Inc. (the “Company”) is a non-exchange traded real estate investment trust (“REIT”) formed as a Maryland corporation on May 22, 2014, that elected to be taxed, and currently qualifies, as a REIT for U.S. federal income tax purposes commencing with its taxable year ended December 31, 2017. The Company primarily acquires and operates commercial real estate assets, primarily consisting of single-tenant, income-producing necessity office and industrial properties, which are leased to creditworthy tenants under long-term leases. As of June 30, 2019, the Company owned two office and industrial properties, comprising 391,000 rentable square feet of commercial space located in two states. As of June 30, 2019, the rentable square feet at these properties was 100% leased.
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
Effective December 31, 2018, the primary portion of the Offering was terminated, but the Company continued to issue Class A Shares and Class T Shares pursuant to the DRIP portion of the Offering. On March 28, 2019, the Company registered an aggregate of $4,300,000 of Class A Shares and Class T Shares pursuant to a Registration Statement on Form S-3 (Registration No. 333-230565) filed with the U.S. Securities and Exchange Commission (the “SEC”) (the “S-3 Registration Statement”), which was declared effective on April 5, 2019 (the “DRIP Offering” and collectively with the Offering, the “Offerings”). The Company ceased issuing shares in the Offering on April 30, 2019. The unsold Class A Shares and Class T Shares in the Offering of $3.5 billion in the aggregate were subsequently deregistered. The Company began to issue Class A Shares and Class T Shares under the DRIP Offering on May 1, 2019 and will continue to issue shares under the DRIP Offering.
On February 13, 2019, the Company’s board of directors (the “Board”) established the Company’s first estimated per share net asset value (“NAV”) of the Company’s common stock, as of December 31, 2018, of $8.60 per share for both Class A Shares and Class T Shares. Distributions are reinvested in shares of the Company’s common stock under the DRIP at the estimated per share NAV as determined by the Board. Additionally, the estimated per share NAV as determined by the Board serves as the per share NAV for the purposes of the share redemption program. Commencing on February 19, 2019, distributions are reinvested under the DRIP at a price of $8.60 per share for both Class A Shares and Class T Shares, the estimated per share NAV as of December 31, 2018, as determined by the Board. Additionally, $8.60 per share serves as the most recent estimated per share NAV for purposes of the share redemption program. The Board will establish an updated per share NAV of the Company’s common stock on at least an annual basis for the purposes of assisting broker dealers in meeting their customer account statement reporting obligations under National Association of Securities Dealers Conduct Rule 2340. The Company's estimated per share NAV is not audited or reviewed by its independent registered public accounting firm.

COLE OFFICE & INDUSTRIAL REIT (CCIT III), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019 (Unaudited) – (Continued)

As of June 30, 2019, the Company had issued approximately 3.2 million shares of common stock in the Offerings, including 124,000 shares issued pursuant to the DRIP, for gross proceeds of $31.3 million ($24.0 million in Class A Shares and $7.3 million in Class T Shares) before organization and offering costs, selling commissions and dealer manager fees of $2.3 million. In addition, the Company has paid distribution and stockholder servicing fees for Class T Shares sold in the primary portion of the Offering of $118,000 and accrued an estimated liability for future distribution and stockholder servicing fees payable of $157,000.
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
The Company combined rental income of $972,000 and tenant reimbursement income of $130,000 for the three months ended June 30, 2018, and rental income of $1.9 million and tenant reimbursement income of $259,000 for the six months ended June 30, 2018, into a single financial statement line item, rental and other property income, in the condensed consolidated statements of operations for the three and six months ended June 30, 2018.
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

COLE OFFICE & INDUSTRIAL REIT (CCIT III), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019 (Unaudited) – (Continued)

Recoverability of Real Estate Assets
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate assets may not be recoverable. Impairment indicators that the Company considers include, but are not limited to: bankruptcy or other credit concerns of a property’s major tenant, such as a history of late payments, rental concessions and other factors; a significant decrease in a property’s revenues due to lease terminations; vacancies; co-tenancy clauses; reduced lease rates; changes in anticipated holding periods; or other circumstances. When indicators of potential impairment are present, the Company assesses the recoverability of the assets by determining whether the carrying amount of the assets will be recovered through the undiscounted future cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying amount, the Company will adjust the real estate assets to their respective fair values and recognize an impairment loss. Generally, fair value will be determined using a discounted cash flow analysis and recent comparable sales transactions. No impairment indicators were identified and no impairment losses were recorded during the six months ended June 30, 2019 or 2018.
Assets Held for Sale
When a real estate asset is identified by the Company as held for sale, the Company will cease recording depreciation and amortization of the assets related to the property and estimate its fair value, net of selling costs. If, in management’s opinion, the fair value, net of selling costs, of the asset is less than the carrying amount of the asset, an adjustment to the carrying amount is then recorded to reflect the estimated fair value of the property, net of selling costs. There were no assets identified as held for sale as of June 30, 2019 or December 31, 2018.
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
Leases
The Company has lease agreements with lease and non-lease components. The Company has elected to not separate non-lease components from lease components for all classes of underlying assets (primarily real estate assets) and will account for the combined components as rental and other property income. Non-lease components included in rental and other property income include certain tenant reimbursements for maintenance services (including common-area maintenance services or “CAM”), real estate taxes, insurance and utilities paid for by the lessor but consumed by the lessee. As a lessor, the Company has further determined that this policy will be effective only on a lease that has been classified as an operating lease and the revenue recognition pattern and timing is the same for both types of components. Therefore, Accounting Standards Codification Topic 842, Leases (“ASC 842”), has been applied to these lease contracts for both types of components. The Company does not have material leases where it is the lessee.
Significant judgments and assumptions are inherent in not only determining if a contract contains a lease but also the lease classification, terms, payments, and, if needed, discount rates. Judgments include the nature of any options, including if they will be exercised, evaluation of implicit discount rates and the assessment and consideration of “fixed” payments for straight-line rent revenue calculations.

COLE OFFICE & INDUSTRIAL REIT (CCIT III), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019 (Unaudited) – (Continued)

Lease costs represent the initial direct costs incurred in the origination, negotiation and processing of a lease agreement. Such costs include outside broker commissions and other independent third-party costs and are amortized over the life of the lease on a straight-line basis. Costs related to salaries and benefits, supervision, administration, unsuccessful origination efforts and other activities not directly related to completed lease agreements are expensed as incurred. Leasing commissions subsequent to successful lease execution are capitalized.
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
The Company continually reviews whether collection of lease-related receivables, including any straight-line rent, and current and future operating expense reimbursements from tenants are probable. The determination of whether collectability is probable takes into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. Upon the determination that the collectability of a receivable is not probable, the Company will record a reduction to rental and other property income for amounts previously recorded and a decrease in the outstanding receivable. Revenue from leases where collection is deemed to be less than probable is recorded on a cash basis until collectability becomes probable. Management’s estimate of the collectability of lease-related receivables is based on the best information available to management at the time of evaluation. The Company does not use a general reserve approach and lease-related receivables are adjusted and taken against rental and other property income only when collectability becomes not probable.
Net Loss and Distributions Per Share
The Company has two classes of common stock. Accordingly, the Company utilizes the two-class method to determine its earnings per share, which can result in different earnings per share for each of the classes. Under the two-class method, earnings per share of each class of common stock are computed by dividing the sum of the distributed earnings to common stockholders and undistributed earnings allocated to common stockholders by the weighted average number of shares for each class of common stock for the respective period. The distributed earnings to Class T Share common stockholders represents distributions declared less the distribution and stockholder servicing fees paid with respect to Class T Shares sold in the primary portion of the Offering. Diluted income per share, when applicable, considers the effect of any potentially dilutive share equivalents, of which the Company had none for each of the three and six months ended June 30, 2019 or 2018. Distributions per share are calculated based on the authorized daily distribution rate.
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

COLE OFFICE & INDUSTRIAL REIT (CCIT III), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019 (Unaudited) – (Continued)

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326) (“ASU 2016-13”), which was subsequently amended by ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses (“ASU 2018-19”), in November 2018. ASU 2016-13 and the related updates are intended to improve financial reporting requiring more timely recognition of credit losses on loans and other financial instruments that are not accounted for at fair value through net income, including loans held for investment, held-to-maturity debt securities, net investment in leases and other such commitments. ASU 2016-13 requires that financial assets measured at amortized cost be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The amendments in ASU 2016-13 require the Company to measure all expected credit losses based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the financial assets and eliminates the “incurred loss” methodology under current GAAP. ASU 2018-19 clarified that receivables arising from operating leases are not within the scope of Topic 326. Instead, impairment of receivables arising from operating leases should be accounted for in accordance with Topic 842, Leases. ASU 2016-13 and ASU 2018-19 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2019. Early adoption is permitted for fiscal years, and interim periods within those years, beginning after December 15, 2018. The Company is currently evaluating the impact this amendment will have on its condensed consolidated financial statements.
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
June 30, 2019 (Unaudited) – (Continued)

The following describes the methods the Company uses to estimate the fair value of the Company’s financial assets and liabilities:
Credit facility — The fair value is estimated by discounting the expected cash flows based on estimated borrowing rates available to the Company as of the measurement date. These financial instruments are valued using Level 2 inputs. As of June 30, 2019, the estimated fair value of the Company’s debt was $24.20 million, compared to a carrying value of $24.18 million. As of December 31, 2018, the estimated fair value of the Company’s debt was $24.3 million, compared to a carrying value of $24.2 million. The carrying and fair values exclude net deferred financing costs.
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
Considerable judgment is necessary to develop estimated fair values of financial assets and liabilities. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize, or be liable for, on disposition of the financial assets and liabilities. As of June 30, 2019 and December 31, 2018, there have been no transfers of financial assets or liabilities between fair value hierarchy levels.
NOTE 4 — REAL ESTATE ASSETS
During the six months ended June 30, 2019 and 2018, the Company did not acquire any properties.
NOTE 5 — INTANGIBLE LEASE ASSETS
The Company’s intangible lease assets consisted of the following as of June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
In-place leases, net of accumulated amortization of $1,175,070 and $943,541, respectively
(with a weighted average life remaining of 9.3 years and 9.8 years, respectively)	$3,926,362	$4,157,891
Amortization expense for the in-place leases is included in depreciation and amortization in the accompanying condensed consolidated statements of operations. The following table summarizes the amortization expense related to the in-place lease assets for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
In-place lease amortization	$115,765	$115,765	$231,529	$231,529
As of June 30, 2019, the estimated amortization relating to the intangible lease assets is as follows:

Amortization
In-Place Lease
Remainder of 2019	$231,529
2020	463,058
2021	463,058
2022	463,058
2023	463,058
Thereafter	1,842,601
Total	$3,926,362

COLE OFFICE & INDUSTRIAL REIT (CCIT III), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019 (Unaudited) – (Continued)

NOTE 6 — CREDIT FACILITY
As of June 30, 2019, the Company had $24.2 million of debt outstanding, with a weighted average interest rate of 4.6% and a weighted average term to maturity of three months.
The following table summarizes the debt balances as of June 30, 2019 and December 31, 2018 and the debt activity for the six months ended June 30, 2019:

		During the Six Months Ended June 30, 2019
	Balance as of December 31, 2018	Debt Issuance	Repayments	Balance as of June 30, 2019
Credit facility	$24,175,000	$—	$—	$24,175,000
Total debt	$24,175,000	$—	$—	$24,175,000
Credit Facility
As of June 30, 2019, the Company had $24.2 million of debt outstanding under its secured credit facility (the “Credit Facility”) with JPMorgan Chase Bank, N.A. (“JPMorgan Chase”), as administrative agent, and the lenders under the credit agreement (as amended, the “Credit Agreement”), that provides for borrowings of up to $100.0 million in revolving loans (the “Revolving Loans”). During the six months ended June 30, 2019, the Company reduced the borrowing commitment on its Credit Facility from $100.0 million to $35.0 million. With respect to the $24.2 million of Revolving Loans maturing on September 23, 2019, the Company has the ability to extend the maturity date for the Revolving Loans for up to two 12-month periods, but no later than September 23, 2021, subject to satisfying certain conditions contained in the Credit Agreement. These conditions include providing notice of the election and paying an extension fee of 0.2% of the maximum amount of the Revolving Loans. The Company expects to extend the maturity date for the Revolving Loans for one 12-month period.
Depending upon the type of loan specified and overall leverage ratio, the Credit Facility bears interest at (i) the one-month, two-month, three-month or six-month London Interbank Offered Rate (“LIBOR”) multiplied by the statutory reserve rate (the “Eurodollar Rate”) plus an interest rate spread of 2.20%; or (ii) a base rate of 1.20%, plus the greater of: (a) JPMorgan Chase’s Prime Rate (as defined in the Credit Agreement); (b) the Federal Funds Effective Rate (as defined in the Credit Agreement) plus 0.50%; or (c) the one-month LIBOR multiplied by the statutory reserve rate plus 1.0%. As of June 30, 2019, the Revolving Loans outstanding totaled $24.2 million at a weighted average interest rate of 4.6%. The Company had $10.8 million in unused capacity, subject to borrowing availability, as of June 30, 2019.
The Credit Agreement contains provisions with respect to covenants, events of default and remedies customary for facilities of this nature. In particular, the Credit Agreement requires the Company to maintain a minimum consolidated net worth greater than or equal to 75% of the equity issued from the date of the Credit Agreement, a leverage ratio no greater than 60%, and a fixed charge coverage ratio equal to or greater than 1.50. The Company believes it was in compliance with the financial covenants of the Credit Agreement as of June 30, 2019.
Maturities
The following table summarizes the scheduled aggregate principal repayments for the Company’s outstanding debt subsequent to June 30, 2019:

Principal Repayments
Remainder of 2019	$24,175,000
2020	—
2021	—
2022	—
2023	—
Thereafter	—
Total	$24,175,000

COLE OFFICE & INDUSTRIAL REIT (CCIT III), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019 (Unaudited) – (Continued)

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
Organization and offering expenses
All other organization and offering expenses associated with the sale of the Company’s common stock (excluding selling commissions, dealer manager fees and distribution and stockholder servicing fees) were paid by CCI III Management or its affiliates and were reimbursed by the Company up to 1.0% of aggregate gross offering proceeds, including proceeds from sales of shares under the DRIP. As of June 30, 2019, CCI III Management had paid organization and offering expenses in excess of the 1.0% of aggregate gross offering proceeds in connection with the Offering. These excess amounts were not included in the condensed consolidated financial statements of the Company because such amounts were not a liability of the Company as they exceeded 1.0% of gross proceeds from the Offering. Since the Offering has been terminated, these excess amounts will not be paid.
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
June 30, 2019 (Unaudited) – (Continued)

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
Advisory fees and expenses
Pursuant to the advisory agreement, the Company pays CCI III Management a monthly advisory fee based upon the Company’s monthly average asset value, which is equal to the following amounts: (i) an annualized rate of 0.75% paid on the Company’s average asset value that is between $0 and $2.0 billion; (ii) an annualized rate of 0.70% paid on the Company’s average asset value that is between $2.0 billion and $4.0 billion; and (iii) an annualized rate of 0.65% paid on the Company’s average asset value that is over $4.0 billion. During the three and six months ended June 30, 2019, the advisor waived advisory fees of $96,000 and $191,000, respectively, which were not recognized in the condensed consolidated financial statements of the Company because such amounts were not contractually payable by the Company. As of June 30, 2019, $767,000 of advisory fees have been waived. During the three and six months ended June 30, 2019, CCI III Management waived its right to receive these amounts, even if future operating expenses are below the expense limits. Accordingly, the Company did not reimburse CCI III Management for any such expenses for the years ended December 31, 2018, 2017 and 2016. Additionally, CCI III Management waived its right to receive a monthly advisory fee during the remainder of the year ending December 31, 2019.
Operating expenses
The Company reimburses CCI III Management or its affiliates for the operating expenses they paid or incurred in connection with advisory and administrative services provided to the Company, subject to the limitation that the Company will not reimburse CCI III Management or its affiliates for any amount by which the operating expenses (including the advisory fee) at the end of the four preceding fiscal quarters exceed the greater of (i) 2.0% of average invested assets, or (ii) 25.0% of net income, excluding any additions to reserves for depreciation or other similar non-cash reserves and excluding any gain from the sale of assets for that period. The Company will not reimburse CCI III Management or its affiliates for compensation paid to the Company’s executive officers or employees of CCI III Management in connection with the services for which CCI III Management or its affiliates receive an acquisition fee, financing coordination fee or disposition fee. During the three and six months ended June 30, 2019 and 2018, no operating expenses were reimbursed by the Company. During the three and six months ended June 30, 2019 and 2018, CCI III Management paid or reimbursed the Company for operating expenses in excess of the greater of 2.0% of average invested assets or 25.0% of net income, which were not recognized in the condensed consolidated financial statements of the Company because such amounts were not contractually payable by the Company. As of June 30, 2019, $1.8 million of operating expenses exceeded such expense limit. Accordingly, the Company did not reimburse CCI III Management for any such expenses for the three and six months ended June 30, 2019 and 2018. However, these amounts may become payable if future operating expenses are below the expense limits.
Financing coordination fees
If CCI III Management provides services in connection with the origination, assumption or refinancing of any debt to acquire properties or to make other permitted investments, the Company will pay CCI III Management a financing coordination fee equal to 1.0% of the amount available and/or outstanding under such financing. However, CCI III Management will not be entitled to a financing coordination fee on any debt where CCI III Management previously received a fee unless (i) the maturity date of the refinanced debt was scheduled to occur less than one year after the date of the refinancing and the new loan has a term of at least five years or (ii) the new loan is approved by a majority of the independent directors; and provided, further, that no financing coordination fee will be paid in connection with loans advanced by an affiliate of CCI III Management. During the three and six months ended June 30, 2019 and 2018, no financing coordination fees were incurred for any such services provided by CCI III Management or its affiliates.

COLE OFFICE & INDUSTRIAL REIT (CCIT III), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019 (Unaudited) – (Continued)

Disposition fees
If CCI III Management or its affiliates provide a substantial amount of services (as determined by a majority of the Company’s independent directors) in connection with the sale of one or more properties (or the Company’s entire portfolio), the Company will pay CCI III Management or its affiliates a disposition fee in an amount equal to up to one-half of the real estate or brokerage commission paid by the Company to third parties on the sale of such properties, not to exceed 1.0% of the contract price of the properties sold; provided, however, in no event may the total disposition fees paid to CCI III Management, its affiliates, and unaffiliated third parties, exceed the lesser of the customary competitive real estate commission or an amount equal to 6.0% of the contract sales price. In addition, if CCI III Management or its affiliates provides a substantial amount of services (as determined by a majority of the Company’s independent directors) in connection with the sale of one or more assets other than properties, the Company may separately compensate CCI III Management or its affiliates at such rates and in such amounts as the Board, including a majority of the independent directors, and CCI III Management agree upon, not to exceed an amount equal to 1.0% of the contract price of the assets sold. During the three and six months ended June 30, 2019 and 2018, no disposition fees were incurred for any such services provided by CCI III Management or its affiliates.
Subordinated performance fees
The Company will pay a subordinated performance fee under one of the following alternative events: (1) if the Company’s shares are listed on a national securities exchange, CCI III Management, or its affiliates, will be entitled to a subordinated performance fee equal to 15.0% of the amount, if any, by which (i) the market value of the Company’s outstanding stock plus distributions paid by the Company prior to listing, exceeds (ii) the sum of the total amount of capital raised from stockholders and the amount of distributions necessary to generate a 6.0% annual cumulative, non-compounded return to stockholders; (2) if the Company is sold or its assets are liquidated, CCI III Management will be entitled to a subordinated performance fee equal to 15.0% of the net sale proceeds remaining after stockholders have received, from regular distributions plus special distributions paid from proceeds of such sale, a return of their net capital invested and a 6.0% annual cumulative, non-compounded return; or (3) upon termination of the advisory agreement, CCI III Management may be entitled to a subordinated performance fee similar to the fee to which it would have been entitled had the portfolio been liquidated (based on an independent appraised value of the portfolio) on the date of termination. During the three and six months ended June 30, 2019 and 2018, no subordinated performance fees were incurred related to any such events.
The Company incurred commissions, fees and expense reimbursements as shown in the table below for services provided by CCI III Management and its affiliates related to the services described above during the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Selling commissions	$—	$212,034	$23,501	$310,609
Dealer manager fees	$—	$71,646	$7,000	$106,414
Distribution and stockholder servicing fees (1)	$15,132	$15,873	$31,330	$31,021
Organization and offering costs	$662	$37,042	$6,571	$55,485
______________________

(1)
Amounts are calculated for the respective periods in accordance with the dealer manager agreement and exclude the estimated liability for future distribution and stockholder servicing fees payable to CCO Capital of $157,000 and $209,000 as of June 30, 2019 and 2018, respectively, which is included in due to affiliates in the condensed consolidated balance sheets with a corresponding decrease to capital in excess of par value.

Due to Affiliates
As of June 30, 2019 and December 31, 2018, $157,000 and $188,000, respectively, was recorded for services and expenses incurred, but not yet reimbursed to CCI III Management or its affiliates. The amounts are primarily for future distribution and stockholder servicing fees and for operating expenses.

COLE OFFICE & INDUSTRIAL REIT (CCIT III), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019 (Unaudited) – (Continued)

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
NOTE 10 — STOCKHOLDERS’ EQUITY
Equity-Based Compensation
On August 9, 2018, the Board approved the adoption of the Cole Office & Industrial REIT (CCIT III), Inc. 2018 Equity Incentive Plan (the “Plan”), under which 400,000 of the Company’s common shares were reserved for issuance and share awards of 391,000 are available for future grant as of June 30, 2019. On October 1, 2018, the Company granted awards of approximately 3,000 restricted Class A Shares to each of the independent members of the Board (approximately 9,000 restricted shares in aggregate) under the Plan, which fully vest on October 1, 2019 based on one year of continuous service. As of June 30, 2019 and December 31, 2018, none of the restricted Class A Shares had vested or been forfeited. The fair value of the Company’s share awards is determined using the Company’s NAV per share on the date of grant. Compensation expense related to these restricted Class A Shares is recognized over the vesting period. The Company recorded compensation expense of $21,000 and $41,000 for the three and six months ended June 30, 2019, respectively, related to these restricted Class A Shares, which is included in general and administrative expenses in the accompanying condensed consolidated statements of operations. As of June 30, 2019, there was $21,000 of total unrecognized compensation expense related to these restricted Class A Shares, which will be recognized ratably over the remaining period of service prior to October 1, 2019.
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
As of June 30, 2019, the leases had a weighted-average remaining term of 9.2 years. Certain leases include provisions to extend the lease agreements, options for early termination after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other negotiated terms and conditions. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.
As of June 30, 2019, the future minimum rental income from the Company’s real estate assets under non-cancelable operating leases, assuming no exercise of renewal options for the succeeding five fiscal years and thereafter, was as follows:

Future Minimum Rental Income
Remainder of 2019	$1,912,870
2020	3,878,462
2021	3,756,969
2022	3,829,450
2023	3,903,333
Thereafter	18,881,113
Total	$36,162,197

COLE OFFICE & INDUSTRIAL REIT (CCIT III), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019 (Unaudited) – (Continued)

As previously disclosed in our 2018 Annual Report on Form 10-K and under the previous lease accounting standard, Topic 840, the following table summarizes the future minimum rental income from the Company’s real estate assets under non-cancelable operating leases, assuming no exercise of renewal options for the succeeding five fiscal years and thereafter, as of December 31, 2018:

Year Ending December 31,	Future Minimum Rental Income
2019	$3,808,708
2020	3,878,462
2021	3,756,969
2022	3,829,450
2023	3,903,333
Thereafter	18,881,112
Total	$38,058,034
Rental and other property income during the three and six months ended June 30, 2019 and 2018 consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Fixed rental and other property income	$972,003	$972,003	$1,944,005	$1,944,005
Variable rental and other property income	132,192	129,664	296,065	259,356
Total rental and other property income	$1,104,195	$1,101,667	$2,240,070	$2,203,361
NOTE 12 — SUBSEQUENT EVENTS
The following events occurred subsequent to June 30, 2019:
Redemption of Shares of Common Stock
Subsequent to June 30, 2019, the Company redeemed approximately 20,000 shares pursuant to the Company’s share redemption program for $175,000 (at an average price per share of $8.60). Management, in its discretion, limited the amount of shares redeemed for the three months ended June 30, 2019 to an amount equal to the net proceeds the Company received from the sale of shares in the DRIP Offering during the respective period. The remaining redemption requests received during the three months ended June 30, 2019 totaling approximately 78,000 shares went unfulfilled.

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
The following are some, but not all, of the assumptions, risks, uncertainties and other factors that could cause our actual results to differ materially from those presented in our forward-looking statements:

•	We may be unable to renew leases, lease vacant space or re-lease space as leases expire on favorable terms or at all.

•	We are subject to risks associated with tenant, geographic and industry concentrations with respect to our properties.

•	Our properties, intangible assets and other assets may be subject to impairment charges.

•	We could be subject to unexpected costs or unexpected liabilities that may arise from dispositions.

•
We are subject to competition in the acquisition and disposition of properties and in the leasing of our properties and we may suffer delays or be unable to acquire, dispose of, or lease properties on advantageous terms.

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
Overview
We were formed on May 22, 2014, and we elected to be taxed, and currently qualify, as a REIT for federal income tax purposes commencing with our taxable year ended December 31, 2017. We commenced our principal operations on September 22, 2016 when we satisfied the conditions of our escrow agreement regarding the minimum offering requirement and issued approximately 275,000 shares of common stock in the Offering. We have no paid employees and are externally managed and operated by CCI III Management. CIM indirectly owns and/or controls CCI III Management; our dealer manager, CCO Capital; our property manager, CREI Advisors; and CCO Group.
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
Our operating results and cash flows are primarily influenced by rental and other property income from our commercial properties, interest expense on our indebtedness, and acquisition and operating expenses. As 100% of our rentable square feet was under lease as of June 30, 2019, with a weighted average remaining lease term of 9.2 years, we believe our exposure to changes in commercial rental rates on our portfolio is substantially mitigated, except for vacancies caused by tenant bankruptcies or other factors. Our advisor regularly monitors the creditworthiness of our tenants by reviewing each tenant’s financial results, any available credit rating agency reports on the tenant or guarantor, the operating history of the property with such tenant, the tenant’s market share and track record within its industry segment, the general health and outlook of the tenant’s industry segment, and other information for changes and possible trends. If our advisor identifies significant changes or trends that may adversely affect the creditworthiness of a tenant, it will gather a more in-depth knowledge of the tenant’s financial condition and, if necessary, attempt to mitigate the tenant credit risk by evaluating the possible sale of the property, or identifying a possible replacement tenant should the current tenant fail to perform on the lease.
Portfolio Information
As of June 30, 2019, we owned two properties comprising approximately 391,000 rentable square feet of income-producing necessity corporate office and industrial space located in two states, which were 100% leased and had a weighted average remaining lease term of 9.2 years. As we have only acquired two properties, a discussion of same store sales is not considered meaningful and as such is not included in the results of operations.

Results of Operations
We are not aware of any material trends or uncertainties, other than national economic conditions affecting real estate in general, that may reasonably be expected to have a material impact on our results from the acquisition, management and operation of properties other than those listed in the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2018.
Our results of operations are influenced by the timing of our acquisitions and the operating performance of our real estate assets. The following table provides summary information about our results of operations for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		2019 vs 2018 Increase (Decrease)	Six Months Ended June 30,		2019 vs 2018 Increase (Decrease)
	2019	2018		2019	2018
Rental and other property income	$1,104,195	$1,101,667	$2,528	$2,240,070	$2,203,361	$36,709
General and administrative expenses	204,244	225,244	(21,000)	$480,019	$430,797	$49,222
Property operating expenses	13,505	3,212	10,293	$18,970	$6,701	$12,269
Real estate tax expenses	120,213	126,625	(6,412)	$278,895	$253,250	$25,645
Depreciation and amortization	478,064	478,064	—	$956,127	$956,127	$—
Operating income	288,169	268,522	19,647	$506,059	$556,486	$(50,427)
Interest expense and other, net	(429,115)	(475,026)	(45,911)	$(856,267)	$(955,328)	$(99,061)
Net loss	(140,946)	(206,504)	(65,558)	$(350,208)	$(398,842)	$(48,634)
Revenues
Our revenue consists primarily of rental and other property income from net leased commercial properties. We also incur certain operating expenses that are subject to reimbursement by our tenants, which results in additional rental and other property income.
The increase in revenue of $3,000 and $37,000 during the three and six months ended June 30, 2019, respectively, as compared to the same periods in 2018, was primarily due to an increase in certain operating expenses subject to reimbursement by our tenants.
General and Administrative Expenses
The primary general and administrative expense items are Board costs, legal and accounting fees, unused fees on the Credit Facility, bank services charges and professional fees.
The decrease in general and administrative expenses of $21,000 during the three months ended June 30, 2019, as compared to the same period in 2018, was primarily due to a decrease in unused fees on the Credit Facility, offset by an increase in Board costs.
The increase in general and administrative expenses of $49,000 during the six months ended June 30, 2019, as compared to the same period in 2018, was primarily due to an increase in Board costs, offset by a decrease in unused fees on the Credit Facility.
Property Operating Expenses
Property operating expenses such as property repairs, maintenance and property-related insurance include both reimbursable and non-reimbursable property expenses. We are reimbursed by tenants for certain property operating expenses in accordance with the respective lease agreements.
The increase in property operating expenses of $10,000 and $12,000 during the three and six months ended June 30, 2019, respectively, as compared to the same periods in 2018, was primarily due to an increase in certain operating expenses subject to reimbursement by our tenants.
Real Estate Tax Expenses
The decrease in real estate tax expenses of $6,000 during the three months ended June 30, 2019, as compared to the same period in 2018, was primarily due to a tenant paying certain of its property taxes directly to the taxing authority.

The increase in real estate tax expenses of $26,000 during the six months ended June 30, 2019, as compared to the same periods in 2018, was primarily due to an increased tax assessment on one property during the six months ended June 30, 2019. These tax assessments are reimbursed by the tenant at such property.
Depreciation and Amortization
Depreciation and amortization expenses remained consistent for the three and six months ended June 30, 2019 compared to the same periods in 2018.
Interest Expense and Other, Net
The decrease in interest expense and other, net of $46,000 and $99,000 during the three and six months ended June 30, 2019, respectively, as compared to the same periods in 2018, was primarily due to a decrease in the average aggregate amount of debt outstanding to $24.2 million during both the three and six months ended June 30, 2019, compared to an average outstanding debt balance of $30.5 million and $31.7 million for the three and six months ended June 30, 2018, respectively. This decrease was partially offset by an increase in the weighted average interest rate to 4.6% as of June 30, 2019, from 4.3% as of June 30, 2018.
Distributions
On a quarterly basis, our Board authorizes a daily distribution for the succeeding quarter. Our Board authorized the following daily distribution amounts per share for the periods indicated below:

Period Commencing	Period Ending	Daily Distribution Amount (1)
September 23, 2016	December 31, 2016	$0.001639344
January 1, 2017	March 31, 2019	$0.001643836
April 1, 2019	December 31, 2019	$0.001369863
______________________

(1)	Less the per share distribution and stockholder servicing fees that are payable with respect to Class T Shares (as calculated on a daily basis).
As of June 30, 2019, we had distributions payable of $127,000.
The following table presents distributions and sources of distributions for the periods indicated:

	Six Months Ended June 30,
	2019		2018
	Amount	Percent	Amount	Percent
Distributions paid in cash	$512,516	59%	$412,029	64%
Distributions reinvested	363,436	41%	227,748	36%
Total distributions	$875,952	100%	$639,777	100%
Sources of distributions:
Net cash provided by operating activities (1)	$875,952	100%	$355,805	56%
Proceeds from issuance of common stock (2)	—	—%	283,972	44%
	$875,952	100%	$639,777	100%
______________________

(1)	Net cash provided by operating activities for the six months ended June 30, 2019 and 2018 was $1.0 million and $355,805, respectively.

(2)
Prior to the adoption of ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”), in April 2017, which clarifies the definition of a business by adding guidance to assist entities in evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses, we treated our real estate acquisition-related fees and expenses as funded by proceeds from the Offering, including proceeds from the DRIP. Therefore, for consistency, proceeds from the issuance of common stock used as a source of distributions for the six months ended June 30, 2018 includes the amount by which real estate acquisition-related fees and expenses have reduced net cash flows from operating activities in prior periods.

Share Redemptions
Our share redemption program permits our stockholders to sell their shares back to us after they have held them for at least one year, subject to certain conditions and limitations. We may waive the one-year holding period requirement upon request due to a stockholder’s death or bankruptcy or other exigent circumstances as determined by our advisor. In addition, our Board may choose to amend the terms of, suspend or terminate our share redemption program at any time upon 30 days’ notice. Funding for the redemption of shares will generally be limited to the net proceeds we receive from the sale of shares under the DRIP, net of shares redeemed to date. We will not redeem in excess of 5.0% of the weighted average number of shares outstanding during the trailing 12 months prior to the end of the fiscal quarter for which the redemptions are being paid. In addition, we will generally limit quarterly redemptions to approximately 1.25% of the weighted average number of shares outstanding during the trailing 12-month period ending on the last day of the fiscal quarter for which the redemptions are being paid, and to the net proceeds we receive from the sale of shares in the respective quarter under the DRIP. In addition, our Board may choose to amend the terms of, suspend or terminate our share redemption program at any time upon 30 days’ notice. We will not redeem in excess of 5.0% of the weighted average number of shares outstanding during the trailing 12 months prior to the end of the fiscal quarter for which the redemptions are being paid. Any of the foregoing limits might prevent us from accommodating all redemption requests made in any fiscal quarter or in any 12-month period. We received redemption requests of approximately 78,000 shares for $669,000 in excess of the net proceeds we received from the issuance of shares under the DRIP Offering during the three months ended June 30, 2019. Management, in its discretion, limited the amount of shares redeemed for the three months ended June 30, 2019 to an amount equal to the net proceeds we received from the sale of shares pursuant to the DRIP Offering during the respective period. During the six months ended June 30, 2019, we received valid redemption requests under our share redemption program totaling approximately 120,000 shares, of which we redeemed 21,000 shares as of June 30, 2019 for $184,000 at an average redemption price of $8.60 per share and approximately 21,000 shares subsequent to June 30, 2019 for $175,000 at an average redemption price of $8.60 per share. The remaining redemption requests relating to approximately 78,000 shares went unfulfilled. A valid redemption request is one that complies with the applicable requirements and guidelines of our share redemption program then in effect.
Liquidity and Capital Resources
General
We expect to utilize funds from the Offerings and future proceeds from secured or unsecured financing to complete future property acquisitions and for general corporate uses. Our operating cash flows will primarily be provided by the rental and other property income received from leased properties. As of June 30, 2019, we had raised $31.3 million of gross proceeds from the Offerings before organization and offering costs, selling commissions and dealer manager fees of $2.3 million.
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
During the six months ended June 30, 2019, the Company reduced the borrowing commitment on its Credit Facility from $100.0 million to $35.0 million. The reduction in the borrowing commitment did not impact the available borrowings under the credit facility as the borrowing base was not reduced as a result of the reduction in the total borrowing commitment. As of June 30, 2019, we had $10.8 million in unused capacity, subject to borrowing availability. As of June 30, 2019, we also had cash and cash equivalents of $1.2 million.
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
We expect that substantially all net cash flows from operations will be used to pay distributions to our stockholders after certain capital expenditures, including tenant improvements and leasing commissions, are paid; however, we may use other sources to fund distributions, as necessary, including proceeds from the Offerings, borrowings on our Credit Facility and/or future borrowings on our unencumbered assets. To the extent that cash flows from operations are lower due to lower-than- expected returns on the properties, distributions paid to our stockholders may be lower. We expect that substantially all net cash flows from the Offerings or debt financings will be used to fund acquisitions, certain capital expenditures, repayments of outstanding debt or distributions to our stockholders.
Contractual Obligations
As of June 30, 2019, we had debt outstanding with a carrying value of $24.2 million, with a weighted average interest rate of 4.6%. See Note 6 — Credit Facility to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q for certain terms of our debt outstanding.
Our contractual obligations as of June 30, 2019 were as follows:

	Payments due by period (1)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Principal payments – Credit Facility	$24,175,000	$24,175,000	$—	$—	$—
Interest payments – Credit Facility (2)	258,971	258,971	—	—	—
Total	$24,433,971	$24,433,971	$—	$—	$—
______________________

(1)	The table does not include amounts due to CCI III Management or its affiliates pursuant to our advisory agreement because such amounts are not fixed and determinable.

(2)	Payment obligations for the Revolving Loans are based on a weighted average interest rate of 4.6% as of June 30, 2019 and reflect a maturity date of September 23, 2019.
Our borrowings will not exceed 75% of the cost of our gross assets (or 300% of net assets) as of the date of any borrowing, which is the maximum level of indebtedness permitted under the North American Securities Administrators Association Statement of Policy Regarding Real Estate Investment Trusts; however, we may exceed that limit if approved by a majority of our independent directors and disclosed to our stockholders in the next quarterly report along with a justification for such excess borrowing. Consistent with CCI III Management’s approach toward the moderate use of leverage, our Board has adopted a policy to further limit our borrowings to 60% of the greater of cost (before deducting depreciation or other non-cash reserves) or fair market value of our gross assets, unless excess borrowing is approved by a majority of the independent directors and disclosed to our stockholders in the next quarterly report along with a justification for such excess borrowing. As of June 30, 2019, our ratio of debt to total gross assets was 48.7% and our ratio of debt to the fair market value of our gross assets was 47.1%. Fair market value is based on the estimated market value of our real estate assets as of December 31, 2018 that were used to determine our estimated per share NAV.
Our management reviews net debt as part of its management of our overall liquidity, financial flexibility, capital structure and leverage, and we therefore believe that the presentation of net debt provides useful information to stockholders. Net debt is a non-GAAP measure used to show our outstanding principal debt balance, excluding certain GAAP adjustments, such as premiums or discounts, less all cash and cash equivalents. As of June 30, 2019, our net debt leverage ratio, which is the ratio of net debt to total gross real estate assets net of gross intangible lease liabilities, if applicable, was 46.3%.

The following table provides a reconciliation of the Credit Facility balance, as reported on our condensed consolidated balance sheet, to net debt as of June 30, 2019:

Balance as of June 30, 2019
Credit facility	$24,175,000
Less: Cash and cash equivalents	(1,215,818)
Net debt	$22,959,182
Gross real estate assets	$49,605,205
Net debt leverage ratio	46.3%
Cash Flow Analysis
Operating Activities. Net cash provided by operating activities increased by $691,000 for the six months ended June 30, 2019, compared to the same period in 2018. The increase was primarily due to the timing of rental and other property income received and accrued expenses paid during the six months ended June 30, 2019. See “ — Results of Operations” for a more complete discussion of the factors impacting our operating performance.
Financing Activities. Net cash used in financing activities was $467,000 for the six months ended June 30, 2019, compared to net cash provided by financing activities of $253,000 for the six months ended June 30, 2018. The change was primarily due to a decrease in our net proceeds from issuance of common stock offset by a decrease in net repayments on the Credit Facility and a subordinate, unsecured line of credit.
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
Related-Party Transactions and Agreements
We have entered into agreements with CCI III Management or its affiliates whereby we agree to pay certain fees to, or reimburse certain expenses of, CCI III Management or its affiliates, such as acquisition and advisory fees and expenses, organization and offering costs, selling commissions, dealer manager fees and expenses, distribution and stockholder servicing fees, leasing fees and reimbursement of certain operating costs. See Note 8 — Related-Party Transactions and Arrangements to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q for a discussion of the various related-party transactions, agreements and fees.
Conflicts of Interest
Richard S. Ressler, the chairman of our Board, chief executive officer and president, who is also a founder and principal of CIM and is an officer/director of certain of its affiliates, is the chairman of the board, chief executive officer and president of CCPT IV and CIM Income NAV, a director of CCIT II and CCPT V, and vice president of CCI III Management. One of our directors, Avraham Shemesh, who is also a founder and principal of CIM and is an officer/director of certain of its affiliates, serves as a director of CCPT IV and CIM Income NAV, is the chairman of the board, chief executive officer and president of CCIT II and CCPT V, and is president and treasurer of CCI III Management. One of our independent directors, W. Brian Kretzmer, also serves as a director of CCPT IV and CIM Income NAV. Our chief financial officer and treasurer, Nathan D. DeBacker, who is also an officer of other real estate programs sponsored by CCO Group, is a vice president of CCI III Management and is an officer of certain of its affiliates. In addition, affiliates of CCI III Management act as an advisor to CCPT IV, CCPT V, CCIT II and CIM Income NAV, all of which are public, non-listed REITs sponsored or operated by CCO Group. As such, there may be conflicts of interest where CCI III Management or its affiliates, while serving in the capacity as sponsor, general partner, officer, director, key personnel and/or advisor for CIM or another real estate program sponsored or operated by CIM or CCO Group, including other real estate offerings in registration, may be in conflict with us in connection with providing services to other real estate-related programs related to property acquisitions, property dispositions, and property management among others. The compensation arrangements between affiliates of CCI III Management and these other real estate programs sponsored or operated by CCO Group could influence the advice provided to us. See Part I, Item 1. Business — Conflicts of Interest in our Annual Report on Form 10-K for the year ended December 31, 2018.
Off-Balance Sheet Arrangements
As of June 30, 2019 and December 31, 2018, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Market Risk
The market risk associated with financial instruments and derivative financial instruments is the risk of loss from adverse changes in market prices or interest rates. Our market risk arises primarily from interest rate risk relating to variable rate borrowings. To meet our short and long-term liquidity requirements, we borrow funds at a combination of fixed and variable rates. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to manage our overall borrowing costs. To achieve these objectives, from time to time, we may enter into interest rate hedge contracts such as swaps, collars and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. We do not intend to hold or issue these derivative contracts for trading or speculative purposes. As of June 30, 2019, we had no interest rate hedge contracts. We do not have any foreign operations and thus we are not exposed to foreign currency fluctuations.
Interest Rate Risk
In connection with the acquisition of our properties, we have obtained variable rate debt financing and are therefore exposed to changes in LIBOR. As of June 30, 2019, we had an aggregate of $24.2 million of variable rate debt outstanding under the Credit Facility, and a change of 50 basis points in interest rates would result in a change in interest expense of

$121,000 per annum. In the future, we may obtain additional variable rate debt financing to fund certain property acquisitions and may be further exposed to interest rate changes. Our objectives in managing interest rate risks will be to limit the impact of interest rate changes on operations and cash flows and to lower overall borrowing costs. To achieve these objectives, we expect to borrow primarily at interest rates with the lowest margins available and, in some cases, with the ability to convert variable rates to fixed rates.
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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of June 30, 2019 was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of June 30, 2019, were effective at a reasonable assurance level.
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
The following table presents distributions and sources of distributions for the periods indicated below:

	Six Months Ended		Year Ended
	June 30, 2019		December 31, 2018
	Amount	Percent	Amount	Percent
Distributions paid in cash	$512,516	59%	$912,391	62%
Distributions reinvested	363,436	41%	569,926	38%
Total distributions	$875,952	100%	$1,482,317	100%
Sources of distributions:
Net cash provided by operating activities (1)	$875,952	100%	$1,396,989	94%
Proceeds from issuance of common stock (2)	—	—%	85,328	6%
	$875,952	100%	$1,482,317	100%
______________________

(1)	Net cash provided by operating activities for the six months ended June 30, 2019 and for the year ended December 31, 2018 was $1.0 million and $1.4 million, respectively.

(2)
Prior to the adoption of ASU 2017-01 in April 2017, we treated our real estate acquisition-related fees and expenses as funded by proceeds from the Offering, including proceeds from the DRIP. Therefore, for consistency, proceeds from the issuance of common stock used as a source of distributions for the year ended December 31, 2018 includes the amount by which real estate acquisition-related fees and expenses have reduced net cash flows from operating activities in prior periods.

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
As of June 30, 2019, we had issued approximately 3.2 million shares of common stock in the Offering, including 124,000 shares issued pursuant to the DRIP, for gross proceeds of $31.3 million ($24.0 million in Class A Shares and $7.3 million in

Class T Shares) before organization and offering costs, selling commissions and dealer manager fees of $2.3 million, out of which we paid $1.9 million in selling commissions and dealer manager fees and $317,000 in organization and offering costs to CCI III Management or its affiliates. In addition, we pay CCO Capital a distribution and stockholder servicing fee for Class T Shares sold in the primary portion of the Offering. Pursuant to the dealer manager agreement, prior to our Board’s determination of our estimated per share NAV, the distribution and stockholder servicing fee was calculated on a daily basis in an amount equal to 1/365th of 1.0% of the purchase price per share of the Class T Shares sold in the primary portion of the Offering. Commencing on February 19, 2019, the distribution and stockholder servicing fee for Class T Shares is calculated on a daily basis in an amount equal to 1/365th of 1.0% of the per share NAV. The aggregate distribution and stockholder servicing fee for Class T Shares will not exceed an amount equal to 4.0% of the total gross offering proceeds of Class T Shares sold in the primary portion of the Offering. We pay the distribution and stockholder servicing fee from cash flow from operations or, if our cash flow from operations is not sufficient to pay the distribution and stockholder servicing fee, from borrowings in anticipation of future cash flow. With the net offering proceeds and indebtedness, we acquired $49.6 million in real estate and related assets, inclusive of capitalized acquisition costs, and incurred acquisition costs of $1.2 million, including costs of $995,000 in acquisition fees and expense reimbursements to CCI III Management.
Our Board has adopted a share redemption program that permits our stockholders to sell their shares back to us after they have held them for at least one year, subject to the significant conditions and limitations described in the Registration Statement. We may waive the one-year holding period upon request due to a stockholder’s death, bankruptcy or other exigent circumstances as determined by our advisor. In addition, our Board may choose to amend the terms of, suspend or terminate our share redemption program at any time upon 30 days’ notice. Funding for the redemption of shares will generally be limited to the cumulative net proceeds we receive from the sale of shares under the DRIP, net of shares redeemed to date. Under our share redemption program, we will not redeem in excess of 5.0% of the weighted average number of shares outstanding during the trailing 12 months prior to the end of the fiscal quarter for which the redemptions are being paid. In addition, we will generally limit quarterly redemptions to approximately 1.25% of the weighted average number of shares outstanding during the trailing 12-month period ending on the last day of the fiscal quarter for which the redemptions are being paid, and to the net proceeds we receive from the sale of shares in the respective quarter under the DRIP. Any of the foregoing limits might prevent us from accommodating all redemption requests made in any fiscal quarter or in any 12-month period. We received redemption requests of approximately 78,000 shares for $669,000 in excess of the net proceeds we received from the issuance of shares under the DRIP Offering during the three months ended June 30, 2019. Management, in its discretion, limited the amount of shares redeemed for the three months ended June 30, 2019, to shares issued pursuant to the DRIP Offering during the respective period. The estimated per share NAV of $8.60 determined by our Board as of December 31, 2018 serves as the most recent estimated value for purposes of the share redemption program, effective February 19, 2019, until such time as our Board determines a new estimated per share NAV.
In general, we redeem shares on a quarterly basis. During the three months ended June 30, 2019, we redeemed shares, including those redeemable due to death, as follows:

Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2019 – April 30, 2019
Class A Shares	—	$—	—	(1)
Class T Shares	—	$—	—	(1)
May 1, 2019 – May 31, 2019
Class A Shares	—	$—	—	(1)
Class T Shares	21,426	$8.60	21,426	(1)
June 1, 2019 – June 30, 2019
Class A Shares	—	$—	—	(1)
Class T Shares	—	$—	—	(1)
Total	21,426		21,426	(1)
______________________

(1)	A description of the maximum number of shares that may be purchased under our share redemption program is included in the narrative preceding this table.
Unregistered Sales of Equity Securities
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019 (and are numbered in accordance with Item 601 of Regulation S-K).

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
Date: August 12, 2019