Form 10-K
period 2019-12-31
Cole Office & Industrial REIT (CCIT III), Inc.
filed 2020-03-30
CIK 1614976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission file number 333-209128 (1933 Act)
 COLE OFFICE & INDUSTRIAL REIT (CCIT III), INC.
(Exact name of registrant as specified in its charter)

Maryland	47-0983661
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
2398 East Camelback Road, 4th Floor Phoenix, Arizona 85016 (Address of principal executive offices; zip code)	(602) 778-8700 (Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
None	None	None
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
There is no established market for the registrant’s shares of common stock. There were approximately 2.2 million shares of Class A common stock and 741,348 shares of Class T common stock held by non-affiliates as of June 28, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, for an aggregate market value of $25.3 million, assuming a market value of $8.60 per share of Class A common stock and $8.60 per share of Class T common stock, the most recent estimated per share net asset value of the registrant’s Class A common stock and Class T common stock established by the registrant’s board of directors in effect as of that date. Effective March 30, 2020, the estimated per share net asset value of the registrant’s Class A common stock and Class T common stock as of December 31, 2019 is $7.60 per share.
As of March 16, 2020, there were approximately 2.5 million shares of Class A common stock and 716,000 shares of Class T common stock, par value per share of $0.01 each, of Cole Office & Industrial REIT (CCIT III), Inc. outstanding.
Documents Incorporated by Reference:
The Registrant incorporates by reference portions of the Cole Office & Industrial REIT (CCIT III), Inc. Definitive Proxy Statement for the 2020 Annual Meeting of Stockholders (into Items 10, 11, 12, 13 and 14 of Part III).

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

•
We are subject to competition in the acquisition and disposition of properties and in the leasing of our properties, and we may suffer delays or be unable to acquire, dispose of, or lease properties on advantageous terms.

•	We could be subject to risks associated with bankruptcies or insolvencies of tenants or from tenant defaults generally.

•	We have substantial indebtedness, which may affect our ability to pay distributions and expose us to interest rate fluctuation risk and the risk of default under our debt obligations.

•	We are affected by the incurrence of additional secured or unsecured debt.

•	We may not be able to achieve profitability.

•	We may not generate cash flows sufficient to pay our distributions to stockholders or meet our debt service obligations.

•	We may be affected by risks resulting from losses in excess of insured limits.

•	We may fail to remain qualified as a real estate investment trust (“REIT”) for U.S. federal income tax purposes.

•	Our advisor has the right to terminate the advisory agreement upon 60 days’ written notice without cause or penalty.
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
General Description of the Business and Operations
Cole Office & Industrial REIT (CCIT III), Inc. (the “Company,” “we,” “our” or “us”) is a non-exchange traded REIT formed as a Maryland corporation on May 22, 2014. We elected to be taxed, and currently qualify, as a REIT for U.S. federal income tax purposes under the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), commencing with our taxable year ended December 31, 2017. We generally acquire and operate commercial real estate assets, primarily consisting of single-tenant, income-producing necessity office and industrial properties, which are leased to creditworthy tenants under long-term net leases. As of December 31, 2019, we owned two office and industrial properties, comprising 391,000 rentable square feet of commercial space located in two states. As of December 31, 2019, the rentable square feet at these properties was 100% leased.
Substantially all of our business is conducted through our operating partnership, Cole Corporate Income Operating Partnership III, LP, a Delaware limited partnership (“CCI III OP”), of which we are the sole general partner and own, directly or indirectly, 100% of the partnership interests.
We are externally managed by Cole Corporate Income Management III, LLC, a Delaware limited liability company (“CCI III Management”), which is an affiliate of CIM Group, LLC (“CIM”). CIM is a community-focused real estate and infrastructure owner, operator, developer and lender with multi-disciplinary expertise, including acquisitions, management, development, leasing, research and capital markets. CIM is headquartered in Los Angeles, California and has offices in Oakland, California; Bethesda, Maryland; Dallas, Texas; New York, New York; Chicago, Illinois and Phoenix, Arizona. We have no paid employees and rely upon our advisor and its affiliates to provide substantially all of our day-to-day management. Pursuant to an advisory agreement with us, CCI III Management is responsible for managing our affairs on a day-to-day basis and for identifying and making acquisitions and investments on our behalf. Pursuant to the advisory agreement, CCI III Management has fiduciary obligations to us and our stockholders. Our advisory agreement with CCI III Management is for a one-year term and is considered for renewal on an annual basis by our board of directors (our “Board”).
CCO Group, LLC owns and controls CCI III Management, our advisor, and is the indirect owner of CCO Capital, LLC (“CCO Capital”), our dealer manager, and CREI Advisors, LLC (“CREI Advisors”), our property manager. CCO Group, LLC and its subsidiaries (collectively, “CCO Group”) serve as our sponsor and as a sponsor to CIM Real Estate Finance Trust, Inc. (“CMFT”) (formerly known as Cole Credit Property Trust IV, Inc., Cole Credit Property Trust V, Inc. (“CCPT V”), Cole Office & Industrial REIT (CCIT II), Inc. (“CCIT II”) and CIM Income NAV, Inc. (“CIM Income NAV”).
On September 22, 2016, we commenced our initial public offering on a “best efforts” basis, offering up to a maximum of $3.5 billion in shares of common stock (the “Offering”). Pursuant to the Offering, we offered up to $2.5 billion in shares of our common stock pursuant to the primary offering, consisting of two classes of shares: Class A common stock (“Class A Shares”) at a price of $10.00 per share (up to $1.25 billion in shares) and Class T common stock (“Class T Shares”) at a price of $9.57 per share (up to $1.25 billion in shares). Pursuant to the Offering, we also offered up to $1.0 billion in shares of our common stock pursuant to the distribution reinvestment plan (the “DRIP”) under which our stockholders could elect to have distributions reinvested in additional shares at a purchase price during the Offering equal to the per share primary offering price net of selling commissions and dealer manager fees, or $9.10 per share for both Class A Shares and Class T Shares, assuming a $10.00 per Class A Share primary offering price and a $9.57 per Class T Share primary offering price. Pursuant to the DRIP, distributions on Class A Shares are reinvested in Class A Shares and distributions in Class T Shares are reinvested in Class T Shares. Effective December 31, 2018, the primary portion of the Offering was terminated, but we continued to issue Class A Shares and Class T Shares pursuant to the DRIP portion of the Offering. On March 28, 2019, we registered an aggregate of $4,300,000 of Class A Shares and Class T Shares pursuant to a Registration Statement on Form S-3 (Registration No. 333-230565) filed with the SEC (the “S-3 Registration Statement”), which was declared effective on April 5, 2019 (the “DRIP Offering” and collectively with the Offering, the “Offerings”). As of April 30, 2019, we ceased issuing shares in the Offering and had sold a total of $31.2 million of Class A Shares and Class T Shares pursuant to the Offering, including $30.2 million ($23.3 million in Class A Shares and $6.9 million in Class T Shares) sold to the public pursuant to the primary portion of the Offering and $1.0 million ($655,000 in Class A Shares and $350,000 in Class T Shares) sold pursuant to the DRIP portion of the Offering. The unsold Class A Shares and Class T Shares in the Offering of $3.5 billion in the aggregate were subsequently deregistered. We began to issue Class A Shares and Class T Shares under the DRIP Offering on May 1, 2019 and will continue to issue shares under the DRIP Offering.
Our Board establishes an estimated per share net asset value (“NAV”) of the Company’s common stock for purposes of assisting broker-dealers in meeting their customer account statement reporting obligations under Financial Industry Regulatory Authority (“FINRA”) Rule 2231. The following table summarizes the estimated per share NAV of both classes of our common stock for the periods indicated below:

			NAV per Share
Valuation Date	Period Commencing	Period Ending	Class A Shares	Class T Shares
December 31, 2018	February 19, 2019	March 29, 2020	$8.60	$8.60
December 31, 2019	March 30, 2020	—	$7.60	$7.60
Commencing on March 30, 2020, following our Board’s determination of an updated estimated per share NAV on March 25, 2020, we will issue both Class A Shares and Class T Shares in our DRIP Offering for $7.60 per share, the estimated per share NAV as of December 31, 2019, as determined by our Board. Additionally, $7.60 per share will serve as the most recent estimated per share NAV for purposes of the share redemption program.
As of December 31, 2019, we had issued approximately 3.3 million shares of common stock in the Offerings, including 158,000 shares issued pursuant to the DRIP, for gross proceeds of $31.6 million ($24.3 million in Class A Shares and $7.3 million in Class T Shares) before organization and offering costs, selling commissions and dealer manager fees of $2.3 million. In addition, we paid distribution and stockholder servicing fees for Class T Shares sold in the primary portion of the Offering of $148,000 and accrued an estimated liability for future distribution and stockholder servicing fees payable of $111,000.
Investment Strategy and Objectives
Our primary investment objectives are:

•	to acquire necessity office and industrial properties, net leased under long-term leases to creditworthy tenants, which provide current operating cash flows;

•	to provide reasonably stable, current income for stockholders through the payment of cash distributions; and

•	to provide the opportunity to participate in capital appreciation in the value of our investments.
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

We target for acquisition recently constructed, high quality industrial properties that are of necessity to a single principal tenant, subject to a long-term net lease, and used for purposes such as warehousing, distribution, light manufacturing, research and development, or industrial flex facilities. We also target recently constructed, high quality, low-, mid- or high-rise office buildings that are of necessity to a principal tenant, subject to a long-term net lease, and used for purposes such as a corporate, regional or product-specific headquarters. It is our present intention to hold substantially all of the properties that we acquire for a period of more than five years.
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
We may incur debt to acquire properties if and when CCI III Management determines that incurring such debt is in our best interests and in the best interests of our stockholders. In addition, from time to time, we may acquire some properties without financing and later incur mortgage debt secured by one or more of such properties if favorable financing terms are available. We use the proceeds from these loans to acquire additional properties. See “— Borrowing Policies” below for a more detailed description of our borrowing intentions and limitations.
Real Estate Underwriting Process
In evaluating potential property acquisitions consistent with our investment objectives, CCI III Management applies a well-established underwriting process to determine the creditworthiness of potential tenants. We consider a tenant to be creditworthy if we believe that the tenant has sufficient assets, cash flow generation and stability of operations to meet its obligations under the lease. Similarly, CCI III Management applies credit underwriting criteria to possible new tenants when we are leasing properties in our portfolio. Many of the tenants of our properties will be creditworthy entities having high net worth and operating income. CCI III Management’s underwriting process includes analyzing the financial data and other available information about the tenant, such as income statements, balance sheets, net worth, cash flows, business plans, data provided by industry credit rating services, and/or other information CCI III Management may deem relevant. Generally, these tenants must have a proven track record in order to meet the credit tests applied by CCI III Management. In addition, we may obtain guarantees of leases by the corporate parent of the tenant, in which case CCI III Management will analyze the creditworthiness of the guarantor. In many instances, especially in sale-leaseback situations where we are acquiring a property from a company and simultaneously leasing it back to the company under a long-term lease, we will meet with such company’s senior management to discuss the company’s business plan and strategy.
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
We generally expect to enter into long-term leases that have terms of ten years or more; however, certain leases may have a shorter term. We may acquire properties under which the lease term has partially expired. We also may acquire properties with shorter lease terms if the property is in an attractive location, if the property is difficult to replace, or if the property has other significant favorable real estate attributes. Under most commercial leases, tenants are obligated to pay a predetermined annual base rent. Some of the leases also contain provisions that increase the amount of base rent payable at points during the lease term. We expect that many of our leases will contain periodic rent increases. Generally, the leases require each tenant to procure, at its own expense, commercial general liability insurance, as well as property insurance covering the building for the full replacement value and naming the ownership entity and the lender, if applicable, as the additional insured on the policy. Tenants will be required to provide proof of insurance by furnishing evidence of insurance to CCI III Management on an annual basis. The evidence of insurance will be tracked and reviewed for compliance by CCI III Management personnel responsible for property and risk management. As a precautionary measure, we may obtain, to the extent available, secondary liability insurance, as well as loss of rents insurance that will typically cover one year of annual rent in the event of a rental loss.
Some leases may require that we procure insurance for both commercial general liability and property damage; however, generally the premiums are fully reimbursable from the tenant. In such instances, the policy will list us as the named insured and the tenant as the additional insured.
We do not expect to allow leases to be assigned or subleased without our prior written consent. If we do consent to an assignment or sublease, we generally expect the terms of such consent to provide that the original tenant remains fully liable under the lease unless we release that original tenant from its obligations.
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

Acquisition Decisions
CCI III Management has substantial discretion with respect to the selection of our specific acquisitions, subject to our investment and borrowing policies, which are approved by our Board. In pursuing our investment objectives and making investment decisions on our behalf, CCI III Management evaluates the proposed terms of the acquisition against all aspects of the transaction, including the condition and financial performance of the asset, the terms of existing leases and the creditworthiness of the tenant, and property location and characteristics. Because the factors considered, including the specific weight we place on each factor, vary for each potential acquisition, we do not, and are not able to, assign a specific weight or level of importance to any particular factor. CCI III Management procures and reviews an independent valuation estimate on each and every proposed acquisition. In addition, CCI III Management, to the extent such information is available, considers the following:
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
Conditions to Closing Our Acquisitions
 Generally, we condition our obligation to close the purchase of any acquisition on the delivery and verification of certain documents from the seller or developer, including, where appropriate:
•plans and specifications;
•surveys;

•	evidence that title to the property can be freely sold or otherwise transferred to us, subject to such liens and encumbrances as are acceptable to CCI III Management;
•financial statements covering recent operations of properties, if available;
•title and liability insurance policies; and
•certificates of the tenant attesting that the tenant believes that, among other things, the lease is valid and enforceable.
In addition, we will take such steps as we deem necessary with respect to potential environmental matters. See the section captioned “— Environmental Matters” below.

We may enter into purchase and sale arrangements with a seller or developer of a suitable property under development or construction. In such cases, we will be obligated to purchase the property at the completion of construction, provided that the construction conforms to definitive plans, specifications and costs approved by us in advance. In such cases, prior to our acquiring the property, we generally receive a certificate of an architect, engineer or other appropriate party stating that the property complies with all plans and specifications. If renovation or remodeling is required prior to the purchase of a property, we expect to pay a negotiated maximum amount to the seller upon completion.
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
Joint Ventures
We may enter into joint ventures, partnerships, co-tenancies and other co-ownership arrangements with affiliated entities of CCI III Management, including other real estate programs sponsored or operated by CCO Group, or other affiliates of CCI III Management, and other third parties for the acquisition, development or improvement of properties or the acquisition of other real estate-related assets. We may also enter into such arrangements with real estate developers, owners and other unaffiliated third parties for the purpose of developing, owning and operating real properties. In determining whether to participate in a particular joint venture, CCI III Management will evaluate the underlying real property or other real estate-related asset using the same criteria described above in “— Acquisition Decisions.” CCI III Management also will evaluate the joint venture or co-ownership partner and the proposed terms of the joint venture or a co-ownership arrangement.
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
In the event we enter into a joint venture or other co-ownership arrangements with CIM or its affiliates, or another real estate program sponsored or operated by CIM or CCO Group, CCI III Management’s officers, key persons and affiliates may have conflicts of interest. The co-venturer may have economic or business interests or goals that are or may become inconsistent with our business interests or goals. In addition, CCI III Management’s officers and key persons may face a conflict in structuring the terms of the relationship between our interests and the interests of any affiliated co-venturer and in managing the joint venture. Since some or all of CCI III Management’s officers and key persons may also advise the affiliated co-venturer, agreements and transactions between us and CIM or any other real estate programs sponsored or operated by CIM or CCO Group would not have the benefit of arm’s-length negotiation of the type normally conducted between unrelated co-venturers, which may result in the co-venturer receiving benefits greater than the benefits that we receive. In addition, we may assume liabilities related to the joint venture that exceed the percentage of our contribution to the joint venture.
We may enter into joint ventures with CIM, other real estate programs sponsored or operated by CIM, CCO Group, CCI III Management, one or more of our directors, or any of their respective affiliates, but only if a majority of our directors (including a majority of our independent directors) not otherwise interested in the transaction approve the transaction as being fair and reasonable to us and on substantially the same terms and conditions as those received by unaffiliated joint venturers, and the cost of our investment must be supported by a current third-party appraisal of the asset.

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
Other Possible Investments
Although we have acquired and expect to continue to acquire primarily real estate assets, our portfolio may also include other real estate-related assets, such as commercial mortgage, mezzanine and other loans and securities related to real estate assets, frequently, but not necessarily always, in the office and industrial sector; however, we do not intend for such real estate-related assets to constitute a significant portion of our asset portfolio; and we will evaluate our assets to ensure that any such investments do not cause us to lose our REIT status, cause us or any of our subsidiaries to be an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”), or cause our advisor to have assets under management that could require our advisor to register as an investment adviser under the Investment Advisers Act of 1940, as amended. We may make adjustments to our target portfolio based on real estate market conditions and investment opportunities. Thus, to the extent that CCI III Management presents us with high quality investment opportunities that allow us to meet the REIT requirements under the Internal Revenue Code, and do not cause us, our operating partnership or any other subsidiaries to meet the definition of an “investment company” under the Investment Company Act, our portfolio composition may vary from what we initially expect. Our Board has broad discretion to change our investment policies in order for us to achieve our investment objectives.
Investing in and Originating Loans. The criteria that CCI III Management will use in making or investing in loans on our behalf are substantially the same as those involved in acquiring properties for our portfolio. We do not intend to make loans to other persons, to underwrite securities of other issuers or to engage in the purchase and sale of any types of investments other than those relating to real estate. However, unlike our property acquisitions which we expect to hold in excess of five years, we expect that the average duration of loans will typically be one to five years.
We generally do not expect to make or invest in loans that are not directly or indirectly secured by real estate. We will not make or invest in mortgage loans on any one property if the aggregate amount of all mortgage loans outstanding on the property, including our loan, would exceed an amount equal to 85% of the appraised value of the property, as determined by a certified independent appraiser, unless we find substantial justification due to other underwriting criteria. We may find such justification in connection with the purchase of loans in cases in which we believe there is a high probability of our foreclosure upon the property in order to acquire the underlying assets and in which the cost of the loan investment does not exceed the fair market value of the underlying property. We will not invest in or make loans unless an appraisal has been obtained concerning the underlying property, except for those loans insured or guaranteed by a government or government agency. In cases in which a majority of our independent directors so determine, and in the event the transaction is with CCO Group, CCI III Management, any of our directors or their respective affiliates, the appraisal will be obtained from a certified independent appraiser in order to support our determination of fair market value.
We may invest in commercial mortgage loans, mezzanine loans and other loans related to commercial real estate assets. However, we will not make or invest in any loans that are subordinate to any mortgage or equity interest of CCO Group, CCI III Management, any of our directors or any of its or our affiliates. Commercial mortgage loans are loans secured by a first mortgage lien on commercial properties providing mortgage financing to commercial property developers or owners. These investments may include whole loan participations and/or pari passu participations within such loans. A mezzanine loan is a loan made in respect of certain real property that is secured by a lien on the ownership interests of the entity that, directly or indirectly, owns the real property. We may also opportunistically invest in or originate other commercial real estate-related debt instruments such as subordinated mortgage interests, preferred equity, note financing, unsecured loans to owners and operators of real estate assets, and secured real estate securities such as commercial mortgage-backed securities (“CMBS”) and commercial real estate collateralized loan obligations (“CRE CLOs”). We may also invest in or originate certain syndicated corporate loans, often but not necessarily of real estate operating or finance companies.
In evaluating prospective loan investments, CCI III Management will consider factors such as the following:
•the condition and use of the property;
•current and projected cash flows of the property;
•expected levels of rental and occupancy rates;
•potential for rent increases;
•the property’s income-producing capacity;
•the property’s potential for capital appreciation;
•the ratio of the investment amount to the underlying property’s value;
•the degree of liquidity of the investment;
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
We will not invest in indebtedness secured by a mortgage on real property which is subordinate to the lien of other indebtedness, except where the amount of the subordinated debt, plus the outstanding amount of senior debt, does not exceed 90% of the appraised value of the property, if after giving effect thereto, the value of all such investments will not then exceed 25% of our tangible assets. The value of all investments in subordinated debt which do not meet the aforementioned requirements will be limited to 10% of our tangible assets. We recognize that mezzanine loans or other types of loans that we may invest in may be riskier than first deeds of trust or first priority mortgages on income-producing, fee-simple properties, and we expect to minimize the amount of these types of loans in our portfolio, to the extent that we make or invest in loans at all. CCI III Management will evaluate the fact that these types of loans are riskier in determining the rate of interest on the loans. We do not have any policy that limits the amount that we may invest in any single loan or the amount we may invest in loans to any one borrower. We are not limited as to the amount of gross offering proceeds that we may use to invest in or originate loans.
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
Investment in Other Real Estate-Related Securities. To the extent permitted by Section V.D.2 of the Statement of Policy Regarding Real Estate Investment Trusts adopted by the North American Securities Administrators Association (the “NASAA REIT Guidelines”), and subject to the limitations set forth in our charter, we may invest in common and preferred real estate-related equity securities of both publicly traded and private real estate companies. Real estate-related equity securities are generally unsecured and also may be subordinated to other obligations of the issuer. Our investments in real estate-related equity securities will involve special risks relating to the particular issuer of the equity securities, including the financial condition and business outlook of the issuer.
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
Borrowing Policies
CCI III Management believes that utilizing borrowings to make acquisitions is consistent with our investment objective of maximizing the return to stockholders. At the same time, CCI III Management believes in utilizing leverage in a moderate fashion. While there is no limitation on the amount we may borrow against any single improved property, our charter limits our aggregate borrowings to 75% of the cost of our gross assets (or 300% of net assets) (before deducting depreciation or other non-cash reserves) unless excess borrowing is approved by a majority of our independent directors and disclosed to our stockholders in the next quarterly report along with the justification for such excess borrowing. Consistent with CCI III Management’s approach toward the moderate use of leverage, our Board has adopted a policy to further limit our borrowings to 60% of the greater of cost (before deducting depreciation or other non-cash reserves) or fair market value of our gross assets, unless excess borrowing is approved by a majority of our independent directors and disclosed to our stockholders in the next quarterly report along with a justification for such excess borrowing. CCI III Management will target a leverage of 50% of the greater of cost (before deducting depreciation or other non-cash reserves) or fair market value of our gross assets. As of December 31, 2019, our ratio of debt to total gross assets net of gross intangible lease liabilities was 48.7% (46.3% including adjustments to debt for cash and cash equivalents).
CCI III Management will use its best efforts to obtain financing on the most favorable terms available to us. CCI III Management has substantial discretion with respect to the financing we obtain, subject to our borrowing policies, which have been approved by our Board. Lenders may have recourse to assets not securing the repayment of the indebtedness. CCI III Management may refinance properties during the term of a loan, but we expect this would occur only in limited circumstances, such as when a decline in interest rates makes it beneficial to prepay an existing mortgage, when an existing mortgage matures or if an attractive asset becomes available and the proceeds from the refinancing can be used to purchase such asset. The benefits of the refinancing may include increased cash flows resulting from reduced debt service requirements and an increase in property ownership if some refinancing proceeds are reinvested in real estate.

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
Disposition Policies
We generally intend to hold each property we acquire for an extended period, generally in excess of five years. Holding periods for other real estate-related assets may vary. Regardless of intended holding periods, circumstances might arise that could cause us to determine to sell an asset before the end of the expected holding period if we believe the sale of the asset would be in the best interests of our stockholders. The determination of whether a particular asset should be sold or otherwise disposed of will be made after consideration of relevant factors, including prevailing and projected economic conditions, current tenant rolls and tenant creditworthiness, whether we could apply the proceeds from the sale of the asset to acquire other assets, whether disposition of the asset would increase cash flows, and whether the sale of the asset would be a prohibited transaction under the Internal Revenue Code or otherwise impact our status as a REIT for federal income tax purposes. The selling price of a property that is net leased will be determined in large part by the amount of rent payable under the lease. If a tenant has a repurchase option at a formula price, we may be limited in realizing any appreciation. In connection with our sales of properties, we may lend the purchaser all or a portion of the purchase price. In these instances, our taxable income may exceed the cash received in the sale. As of December 31, 2019, we had not sold any properties.
Acquisition of Properties from Affiliates of CCI III Management
We may acquire properties or interests in properties from, or in co-ownership arrangements with, entities affiliated with CCI III Management, including properties acquired from affiliates of CCI III Management engaged in construction and development of commercial real properties. We will not acquire any property from an affiliate of CCI III Management unless a majority of our directors (including a majority of our independent directors) not otherwise interested in the transaction determine that the transaction is fair and reasonable to us. The purchase price that we will pay for any property we acquire from affiliates of CCI III Management, including property developed by an affiliate of CCI III Management as well as property held by such an affiliate that has already been developed, will not exceed the current appraised value of the property. In addition, the price of the property we acquire from an affiliate of CCI III Management may not exceed the cost of the property to the affiliate, unless a majority of our directors (including a majority of our independent directors) determine that substantial justification for the excess exists and the excess is reasonable. During the year ended December 31, 2019, we did not purchase any properties from affiliates of CCI III Management.
Conflicts of Interest
We are subject to various conflicts of interest arising out of our relationship with CCI III Management and its affiliates, including conflicts related to the arrangements pursuant to which we compensate CCI III Management and its affiliates. Certain conflict resolution procedures are set forth in our charter with respect to the DRIP Offering.
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
Interests in Other Real Estate Programs and Other Concurrent Offerings
Richard S. Ressler, the chairman of our Board, chief executive officer and president, who is also a founder and principal of CIM and an officer/director of certain of its affiliates, is the chairman of the board, chief executive officer and president of CMFT and CIM Income NAV, a director of CCIT II, and president and treasurer of CCI III Management. Avraham Shemesh, one of our directors, who is also a founder and principal of CIM and an officer/director of certain of its affiliates, serves as director of CMFT and CIM Income NAV, as well as the chairman of the board, chief executive officer and president of CCIT II and CCPT V. One of our independent directors, W. Brian Kretzmer, also serves as an independent director of CMFT and CIM Income NAV. Our chief financial officer and treasurer, Nathan D. DeBacker, who is also an officer of other real estate programs sponsored by CCO Group, is a vice president of CCI III Management and is an officer of certain of its affiliates. In addition, affiliates of CCI III Management act as advisors to CMFT, CCPT V, CCIT II and/or CIM Income NAV, all of which are public, non-listed REITs sponsored by our sponsor, CCO Group. In addition, all of these programs primarily focus on the acquisition and management of commercial properties subject to long-term net leases to creditworthy tenants and have acquired or may acquire assets similar to ours. CCIT II, like us, focuses primarily on the office and industrial sectors, while CMFT and CCPT V focus primarily on the retail sector and CIM Income NAV focuses primarily on commercial properties in the retail, office and industrial sectors. Nevertheless, the investment strategy used by each REIT would permit them to acquire certain properties that may also be suitable for our portfolio.
CMFT’s initial public offering of up to $2.975 billion in shares of common stock was declared effective by the SEC on January 26, 2012. CCIT II’s initial public offering of up to $2.975 billion in shares of common stock was declared effective by the SEC on September 17, 2013. CCPT V’s initial public offering of up to $2.975 billion in shares of common stock was declared effective by the SEC on March 17, 2014 and terminated on August 1, 2017. CCPT V’s follow-on offering of up to $1.5 billion in shares of common stock was declared effective by the SEC on August 1, 2017. CIM Income NAV’s offerings of up to $4.0 billion in shares of common stock were declared effective by the SEC on December 6, 2011, August 26, 2013 and February 10, 2017. CCIT II, CMFT and CCPT V are no longer offering shares for investment to the public as of the date of this Annual Report on Form 10-K.
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
Property acquisition opportunities will be allocated among the real estate programs sponsored by CCO Group pursuant to an asset allocation policy. In the event that an acquisition opportunity has been identified that may be suitable for one or more of the other programs sponsored by CCO Group, and for which more than one of such entities has sufficient uninvested funds, then an allocation committee, which is comprised of employees of CIM, CCO Group or their respective affiliates (the “Allocation Committee”), will examine the following factors, among others, in determining the entity for which the acquisition opportunity is most appropriate:
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

If, in the judgment of the Allocation Committee, the acquisition opportunity may be equally appropriate for more than one program, then the entity that has had the longest period of time elapse since it was allocated an acquisition opportunity of a similar size and type (e.g., office, industrial or retail properties) will be allocated such acquisition opportunity.
If a subsequent development, such as a delay in the closing of the acquisition or a delay in the construction of a property, causes any such acquisition opportunity, in the opinion of the Allocation Committee, to be more appropriate for an entity other than the entity that committed to make the acquisition opportunity, the Allocation Committee may determine that another program sponsored by CCO Group will be allocated the acquisition opportunity. Our Board has a duty to ensure that the method used for the allocation of the acquisition of properties by other programs sponsored by CCO Group seeking to acquire similar types of properties is applied fairly to us.
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
Other Activities of CCI III Management and Its Affiliates
We rely on our advisor, CCI III Management, for the day-to-day operation of our business. As a result of the interests of certain members of this entity’s management in CIM or its affiliates, and/or other real estate programs sponsored by CCO Group, and the fact that such persons also are engaged, and will continue to engage, in other business activities, CIM, our advisor and their respective officers, key persons and affiliates may have conflicts of interest in allocating their time and resources among us, CIM, its affiliates and other real estate programs sponsored by CCO Group, as applicable. However, our advisor believes that it, CIM and their respective affiliates, have sufficient personnel to discharge fully their responsibilities to all of the other programs sponsored or operated by CIM, CCO Group or their respective affiliates, and the other ventures in which they are involved.
Richard S. Ressler, the chairman of our Board, chief executive officer and president, who is also a founder and principal of CIM and an officer/director of certain of its affiliates, as well as the chairman of the board, chief executive officer and president of CMFT and CIM Income NAV, and a director of CCIT II, is vice president of CCI III Management. One of our directors, Avraham Shemesh, who is also a founder and principal of CIM and an officer/director of certain of its affiliates, and serves as a director of CMFT and CIM Income NAV, as well as the chairman of the board, chief executive officer and president of CCIT II and CCPT V, and is president and treasurer of CCI III Management. In addition, our chief financial officer and treasurer, Nathan D. DeBacker, who is also an officer of other real estate programs sponsored by CCO Group, is vice president of CCI III Management and is an officer of certain of its affiliates. As a result, Messrs. Ressler, Shemesh and DeBacker may owe duties to these other entities and their stockholders or equity owners, as applicable, which may from time to time conflict with the duties that they owe to us and our stockholders.
Dealer Manager
Because CCO Capital, our dealer manager, is an affiliate of CCI III Management, we did not have the benefit of an independent due diligence review and investigation of the type normally performed by an unaffiliated, independent underwriter in connection with the Offering.
Property Manager
Our properties are, and we anticipate that all the properties we acquire in the future will be, managed and leased by our property manager, CREI Advisors, an affiliate of CCI III Management, pursuant to property management and leasing agreements. We expect CREI Advisors to also serve as property manager for properties owned by other real estate programs sponsored by CCO Group, some of which may be in competition with our properties.
Receipt of Fees and Other Compensation by CCI III Management and Its Affiliates
We have incurred, and expect to continue to incur, fees and expenses payable to CCI III Management and its affiliates in connection with the Offerings and the acquisition and management of our assets, including acquisition and advisory fees, acquisition expenses and operating expenses.
A transaction involving the purchase or sale of properties, or the purchase or sale of any other real estate-related asset, will likely result in the receipt of fees and other compensation by CCI III Management and its affiliates, including acquisition and advisory fees, financing coordination fees, disposition fees and/or the possibility of subordinated performance fees. Subject to oversight by our Board, CCI III Management will have considerable discretion with respect to all decisions relating to the terms and timing of all transactions. Therefore, CCI III Management may have conflicts of interest concerning certain actions taken on our behalf, particularly due to the fact that acquisition fees will generally be based on the cost of the acquisition and payable to CCI III Management and its affiliates regardless of the quality of the properties acquired. The advisory fees are based on the estimated value of our assets which were acquired prior to the “as of” date of the most recent estimated per share NAV and are based on the cost of the assets acquired subsequent to the date of the most recent estimated per share NAV. Basing acquisition fees and advisory fees on the cost or estimated value of the assets may influence CCI III Management’s decisions relating to property acquisitions.
Employees
We have no direct employees. The employees of CCI III Management and its affiliates provide services to us related to acquisitions and dispositions, property management, asset management, financing, accounting, stockholder relations and administration. The employees of CCO Capital, our dealer manager, provided wholesale brokerage services during the Offering.
We are dependent on CCI III Management and its affiliates for services that are essential to us, including the sale of shares of our common stock, asset acquisition decisions, property management and other general administrative responsibilities. In the event that these companies are unable to provide these services to us, we would be required to obtain such services from other sources.
We reimburse CCI III Management and its affiliates for expenses incurred in connection with its provision of administrative, acquisition, property management, asset management, financing, accounting and stockholder relations services, including personnel costs, subject to certain limitations. During the year ended December 31, 2017, $42,000 was recorded for reimbursement of services provided by CCI III Management and its affiliates in connection with the acquisition and operation of our assets. No such amounts were recorded during the years ended December 31, 2019 and 2018. In addition, during the years ended December 31, 2019, 2018 and 2017, $7,000, $109,000 and $170,000, respectively, were recorded for the reimbursement of certain third-party and personnel costs allocated in connection with the issuance of shares pursuant to the Offerings.
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
Property Concentrations
As of December 31, 2019, we owned two properties leased to Siemens Corporation and Actuant Corporation, respectively, comprising approximately 391,000 rentable square feet of income-producing necessity corporate office and industrial properties located in Ohio and Wisconsin, respectively. As of December 31, 2019, the rentable space at these properties was 100% leased.
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
Available Information
We electronically file our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports with the SEC. We also file registration statements, amendments to our registration statements, and/or supplements to our prospectus in connection with the Offerings with the SEC. Copies of our filings with the SEC are available on our sponsor’s website, http://www.cimgroup.com, free of charge. The information on our sponsor’s website is not incorporated by reference into this Annual Report on Form 10-K. Copies of our filings with the SEC may also be obtained from the SEC’s website, at http://www.sec.gov. Access to these filings is free of charge.

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
We have a limited operating history, as we commenced principal operations on September 22, 2016. While we will provide our stockholders with information on a regular basis regarding our real estate assets after they are acquired, we will not provide our stockholders with a significant amount of information, if any, for our stockholders to evaluate our future acquisitions prior to our making them. Since we currently have not identified all of the properties we intend to purchase, we are considered to be a blind pool. Our stockholders will not be able to evaluate the economic merit of our future acquisitions until after such acquisitions have been made. We have established policies relating to the types of assets we will acquire and the creditworthiness of tenants of our properties, but our advisor has wide discretion in implementing these policies, subject to the oversight of our Board. Additionally, our advisor has discretion to determine the location, number and size of our acquisitions and the percentage of net proceeds we may dedicate to a single asset. As a result, you will not be able to evaluate the economic merit of our future acquisitions until after such acquisitions have been made. Therefore, an investment in our shares is speculative.
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
Our shares have limited liquidity and we are not required, through our charter or otherwise, to provide for a liquidity event. There is no public trading market for our shares and there may never be one; therefore, it will be difficult for our stockholders to sell their shares. Our stockholders should view our shares only as a long-term investment.
There is no public market for our common stock and there may never be one. In addition, although we expect to consider alternatives for providing liquidity for our stockholders beginning five to seven years following the termination of our initial public offering, we do not have a fixed date or method for providing stockholders with liquidity. If our stockholders are able to find a buyer for their shares, our stockholders will likely have to sell them at a substantial discount to their purchase price. It also is likely that our stockholders’ shares would not be accepted as the primary collateral for a loan. Our stockholders should view our shares only as a long-term investment (generally, an investment horizon in excess of five years) because of the generally illiquid nature of the shares.
Our stockholders are limited in their ability to sell their shares pursuant to our share redemption program and may have to hold their shares for an indefinite period of time.
Our share redemption program includes numerous restrictions that limit our stockholders’ ability to sell their shares. Subject to funds being available, we will limit the number of shares redeemed pursuant to our share redemption program to no more than 5% of the weighted average number of shares outstanding during the trailing 12 months prior to the end of the fiscal quarter for which the redemption is being paid. In addition, we intend to limit quarterly redemptions to approximately 1.25% of the weighted average number of shares outstanding during the trailing 12-month period ending on the last day of the fiscal quarter, and funding for redemptions for each quarter generally will be limited to the net proceeds we receive from the sale of shares in the respective quarter under the DRIP. Any of the foregoing limits might prevent us from accommodating all redemption requests made in any fiscal quarter or in any 12-month period. For the past three quarters, quarterly redemptions have been honored on a pro rata basis, as requests for redemption have exceeded the quarterly redemption limits described above. Our Board may amend the terms of, suspend, or terminate our share redemption program without stockholder approval upon 30 days’ prior notice, and our management may reject any request for redemption. These restrictions severely limit our stockholders’ ability to sell their shares should they require liquidity, and limit our stockholders’ ability to recover the amount they invested or the fair market value of their shares.
Our estimated per share NAV is an estimate as of a given point in time and likely will not represent the amount of net proceeds that would result if we were liquidated or dissolved or completed a merger or other sale of the Company.
Based on the recommendation from the valuation committee of our Board, which is comprised solely of independent directors, our Board, including all of its independent directors, approves and establishes at least annually an updated estimated per share NAV of the Company’s common stock, which is based on an estimated market value of the Company’s assets less the estimated market value of the Company’s liabilities, divided by the number of shares outstanding. The Company provides this updated estimated per share NAV to assist broker-dealers that participated in the Company’s public offering in meeting their customer account statement reporting obligations under FINRA Rule 2231.
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

When determining the estimated per share NAV, there are currently no SEC, federal or state rules that establish requirements specifying the methodology to employ in determining an estimated per share NAV. However, pursuant to the rules of FINRA, the determination of the estimated per share NAV must be conducted by, or with the material assistance or confirmation of, a third-party valuation expert and must be derived from a methodology that conforms to standard industry practice.
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
There are many factors that can affect the availability and timing of cash distributions to our stockholders. Distributions are based primarily on cash flows from operations. The amount of cash available for distributions is affected by many factors, such as the performance of our advisor in selecting acquisitions for us to make, selecting tenants for our properties and securing financing arrangements, our ability to buy properties, the amount of rental income from our properties, and our operating expense levels, as well as many other variables. We may not always be in a position to pay distributions to our stockholders and any distributions we do make may not increase over time. In addition, our actual results may differ significantly from the assumptions used by our Board in establishing the distribution rate to our stockholders. There also is a risk that we may not have sufficient cash flows from operations to fund distributions required to maintain our REIT status.

We have paid, and may continue to pay, some or all of our distributions from sources other than cash flows from operations, including borrowings and proceeds from asset sales, which may reduce the amount of capital we ultimately deploy in our real estate operations and may negatively impact the value of our common stock. Additionally, distributions at any point in time may not reflect the current performance of our properties or our current operating cash flows.
To the extent that cash flows from operations have been or are insufficient to fully cover our distributions to our stockholders, we have paid, and may in the future pay, some or all of our distributions from sources other than cash flows from operations. Such sources may include borrowings, proceeds from asset sales or the sale of our securities. We have no limits on the amounts we may use to pay distributions from sources other than cash flows from operations. The payment of distributions from sources other than cash provided by operating activities may reduce the amount of proceeds available for acquisitions and operations or cause us to incur additional interest expense as a result of borrowed funds, and may cause subsequent holders of our common stock to experience dilution. This may negatively impact the value of our common stock.
The following table presents distributions and sources of distributions for the periods indicated below:

	Year Ended December 31,
	2019		2018
	Amount	Percent	Amount	Percent
Distributions paid in cash	$996,153	60%	$912,391	62%
Distributions reinvested	658,062	40%	569,926	38%
Total distributions	$1,654,215	100%	$1,482,317	100%
Sources of distributions:
Net cash provided by operating activities (1)	$1,654,215	100%	$1,396,989	94%
Proceeds from issuance of common stock (2)	—	—%	85,328	6%
	$1,654,215	100%	$1,482,317	100%
____________________________________

(1)	Net cash provided by operating activities for the years ended December 31, 2019 and 2018 was $2.0 million and $1.4 million, respectively.

(2)
In accordance with accounting principles generally accepted in the United States of America (“GAAP”), certain real estate acquisition-related fees and expenses, such as expenses and fees incurred in connection with property acquisitions accounted for as business combinations, are expensed, and therefore, reduce net cash flows from operating activities. Therefore, for consistency, proceeds from the issuance of common stock used as a source of distributions for the year ended December 31, 2018 includes the amount by which real estate acquisition-related fees and expenses have reduced net cash flows from operating activities in prior periods.

Because we have paid, and may continue to pay, distributions from sources other than our cash flows from operations, distributions at any point in time may not reflect the current performance of our properties or our current operating cash flows.
We may make distributions from any source, including the sources described in the risk factor above. Because the amount we pay in distributions may exceed our earnings and our cash flows from operations, distributions may not reflect the current performance of our properties or our current operating cash flows. To the extent distributions exceed cash flows from operations, distributions may be treated as a return of our stockholders’ investment and could reduce their basis in our common stock. A reduction in a stockholder’s basis in our common stock could result in the stockholder recognizing more gain upon the disposition of his or her shares, which, in turn, could result in greater taxable income to such stockholder.
We have experienced losses in the past, and we may experience additional losses in the future.
We have experienced net losses in the past (calculated in accordance with GAAP), and we may not be profitable or realize growth in the value of our assets. Many of our losses can be attributed to start-up costs, depreciation and amortization, general and administrative expenses, as well as acquisition expenses incurred in connection with purchasing properties or making other investments. Our ability to sustain profitability is uncertain and depends on the demand for, and value of, our portfolio of properties. For a further discussion of our operational history and the factors affecting our losses, see Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Annual Report on Form 10-K and our accompanying consolidated financial statements and notes thereto.

We may suffer from delays in locating suitable acquisitions, which could adversely affect our ability to pay distributions to our stockholders and the value of their investment.
We could suffer from delays in locating suitable acquisitions. Delays we encounter in the selection and/or acquisition of income-producing properties likely would adversely affect our ability to pay distributions to our stockholders and/or the value of their overall returns. Competition from other real estate investors increases the risk of delays in using our net offering proceeds to acquire assets. If our advisor is unable to identify suitable acquisitions, we will hold the proceeds we raised in the Offerings that are available for acquisitions in an interest-bearing account or invest such proceeds in short-term, investment-grade investments, which would provide a significantly lower return to us than the return we expect from our real estate assets.
It may be difficult to accurately reflect material events that may impact the estimated per share NAV between valuations and, accordingly, we may be selling shares in our DRIP and repurchasing shares at too high or too low a price.
Our independent valuation firm calculated estimates of the market value of our principal real estate and real estate-related assets, and our Board determined the net value of our real estate and real estate-related assets and liabilities taking into consideration such estimate provided by the independent valuation firm. Our Board is ultimately responsible for determining the estimated per share NAV. Since our Board will determine our estimated per share NAV at least annually, there may be changes in the value of our properties that are not fully reflected in the most recent estimated per share NAV. As a result, the published estimated per share NAV may not fully reflect changes in value that may have occurred since the prior valuation. Furthermore, our advisor will monitor our portfolio, but it may be difficult to reflect changing market conditions or material events that may impact the value of our portfolio between valuations, or to obtain timely or complete information regarding any such events. Therefore, the estimated per share NAV published before the announcement of an extraordinary event may differ significantly from our actual per share NAV until such time as sufficient information is available and analyzed, the financial impact is fully evaluated, and the appropriate adjustment is made to our estimated per share NAV, as determined by our Board. Any resulting disparity may be to the detriment of a purchaser of our shares or a stockholder selling shares pursuant to our share redemption program.
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

•
the possibility that an individual co-owner might become insolvent or bankrupt, or otherwise default under the mortgage loan financing documents applicable to the property, which may constitute an event of default under all of the applicable mortgage loan financing documents, result in a foreclosure and the loss of all or a substantial portion of the investment made by the co-owner, or allow the bankruptcy court to reject the agreements entered into by the co-owners owning interests in the property;

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
Cybersecurity risks and cyber incidents may adversely affect our business in the event we or the Advisor, our transfer agent or any other party that provides us with essential services experiences cyber incidents, including system failures, or has a deficiency in cybersecurity that causes a disruption to our operations, a compromise or corruption of our confidential information, and/or damage to our business relationships, all of which could negatively impact our financial results.
We, as well as the Advisor, our transfer agent and other parties that provide us with services essential to our operations, are vulnerable to service interruptions or damages from any number of sources, including computer viruses, malware, unauthorized access, energy blackouts, natural disasters, terrorism, war and telecommunication failures. Any system failure or accident that causes interruptions in our operations could result in a material disruption to our business. A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of our information resources. These incidents may be an intentional attack or an unintentional event and could involve gaining unauthorized access to our information systems for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. The result of these incidents may include disrupted operations, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation and damage to our tenant and stockholder relationships. As our reliance on technology has increased, so have the risks posed to our information systems, both internal and those we have outsourced. We have implemented processes, procedures and internal controls to help mitigate cyber incidents, but these measures do not guarantee that a cyber incident will not occur or that attempted security breaches or disruptions would not be successful or damaging. A cyber incident could materially adversely impact our business, financial condition, results of operations, cash flows, or our ability to satisfy our debt service obligations or to maintain our level of distributions on common stock. There also may be liability for any stolen assets or misappropriated Company funds or confidential information. Any material adverse effect experienced by the Advisor, our transfer agent and other parties that provide us with services essential to our operations could, in turn, have an adverse impact on us.
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
Our advisor and its affiliates face conflicts of interest caused by their compensation arrangements with us, including significant compensation that may be required to be paid to our advisor if our advisor is terminated, which could result in actions that are not in the long-term best interests of our stockholders.
Our advisor and its affiliates are entitled to substantial fees from us under the terms of the advisory agreement. These fees could influence the judgment of our advisor and its affiliates in performing services for us. Among other matters, these compensation arrangements could affect their judgment with respect to:

•	the continuation, renewal or enforcement of our agreements with our advisor and its affiliates, including the advisory agreement;

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
CMFT, CCPT V, CCIT II, CIM Income NAV, and CIM and its affiliates may have investment objectives, strategy and criteria, including targeted asset types, substantially similar to ours. As a result, we may be seeking to acquire properties and real estate-related assets, including mortgage loans, at the same time as CIM or its affiliates, or one or more of the other real estate programs sponsored by CCO Group or its affiliates. Certain of our executive officers and certain officers of our advisor also are executive officers of CIM or its affiliates and other programs sponsored by CCO Group or its affiliates, the general partners of other private investment programs sponsored by CCO Group or its affiliates and/or the advisors or fiduciaries of other real estate programs sponsored by CCO Group or its affiliates. Accordingly, there is a risk that the allocation of acquisition opportunities may result in our acquiring a property that provides lower returns to us than a property purchased by another real estate program sponsored by CCO Group or its affiliates.
In addition, we have acquired, and may continue to acquire, properties in geographic areas where CIM or its affiliates, or other real estate programs sponsored by CCO Group or its affiliates own properties. If one of these other real estate programs attracts a tenant that we are competing for, we could suffer a loss of revenue due to delays in locating another suitable tenant.
Our officers, certain of our directors and our advisor, including its key personnel and officers, face conflicts of interest related to the positions they hold with affiliated and unaffiliated entities, which could hinder our ability to successfully implement our business strategy and to generate returns to our stockholders.
Richard S. Ressler, the chairman of our Board, chief executive officer and president, who is also a founder and principal of CIM and an officer/director of certain of its affiliates, is the chairman of the board, chief executive officer and president of CMFT and CIM Income NAV, and a director of CCIT II, and vice president of our advisor, CCI III Management. One of our directors, Avraham Shemesh, who is also a founder and principal of CIM and is an officer/director of certain of its affiliates, serves as a director of CMFT and CIM Income NAV, is the chairman of the board, chief executive officer and president of CCIT II and CCPT V, and is president and treasurer of CCI III Management. One of our independent directors, W. Brian Kretzmer, also serves as a director of CMFT and CIM Income NAV. Our chief financial officer and treasurer, Nathan D. DeBacker, who is also an officer of other real estate programs sponsored by CCO Group, is a vice president of CCI III Management and is an officer of certain of its affiliates. In addition, affiliates of CCI III Management act as advisors to CCPT V, CCIT II, CMFT and/or CIM Income NAV, all of which are public, non-listed REITs sponsored by our sponsor, CCO Group. In addition, all of these programs primarily focus on the acquisition and management of commercial properties subject to long-term net leases to creditworthy tenants and have acquired or may acquire assets similar to ours. CMFT and CCPT V focuses primarily on the retail sector, while CCIT II and CCIT III focus primarily on the corporate office and industrial sectors. CIM Income NAV focuses primarily on commercial properties in the retail, office and industrial sectors. Nevertheless, the investment strategy used by each REIT would permit them to purchase certain properties that may also be suitable for our portfolio.
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
An effective system of internal control over financial reporting is necessary for us to provide reliable financial reports, prevent fraud and operate successfully as a public company. As part of our ongoing monitoring of internal controls, we may discover material weaknesses or significant deficiencies in our internal controls that we believe require remediation. If we discover such weaknesses, we will make efforts to improve our internal controls in a timely manner. Any system of internal controls, however well designed and operated, is based in part on certain assumptions and can only provide reasonable, not absolute, assurance that the objectives of the system are met. Any failure to maintain effective internal controls, or implement any necessary improvements in a timely manner, could have a material adverse effect on our business, financial condition, results of operations, cash flows or our ability to satisfy our debt service obligations or to maintain our level of distributions on our common stock, or cause us to not meet our reporting obligations. Ineffective internal controls could also cause holders of our securities to lose confidence in our reported financial information, which would likely have a negative effect on our business.

Risks Related to Our Corporate Structure
Our charter permits our Board to authorize the issuance of stock with terms that may subordinate the rights of common stockholders or discourage a third party from acquiring us in a manner that might result in a premium price to our stockholders.
Our charter permits our Board to authorize the issuance of up to 500,000,000 shares of stock, of which (i) 245,000,000 shares are designated as Class A common stock, (ii) 245,000,000 shares are designated as Class T common stock, and (iii) 10,000,000 shares are classified as preferred stock. In addition, our Board, without any action by our stockholders, may amend our charter from time to time to increase or decrease the aggregate number of shares or the number of shares of any class or series of stock that we have authority to issue. Our Board may classify or reclassify any unissued common stock or preferred stock into other classes or series of stock and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to distributions, qualifications and terms and conditions of redemption of any such stock. Shares of our common stock shall be subject to the express terms of any series of our preferred stock. Thus, if also approved by a majority of our independent directors not otherwise interested in the transaction, our Board could authorize the issuance of preferred stock with terms and conditions that have a priority as to distributions and amounts payable upon liquidation over the rights of the holders of our common stock. Preferred stock could also have the effect of delaying, deferring or preventing the removal of incumbent management or a change of control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium to the purchase price of our common stock for our stockholders.
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
In order for us to not meet the definition of an “investment company” and avoid regulation under the Investment Company Act, we must engage primarily in the business of buying real estate, and these investments must be made within one year after the end of the Offering. To avoid meeting the definition of an “investment company” under Section 3(a)(1) of the Investment Company Act, we may be unable to sell assets we would otherwise want to sell and may need to sell assets we would otherwise wish to retain. Similarly, we may have to acquire additional income or loss generating assets that we might not otherwise have acquired or may have to forgo opportunities to acquire interests in companies that we would otherwise want to acquire and would be important to our investment strategy. Accordingly, our Board may not be able to change our investment policies as they may deem appropriate if such change would cause us to meet the definition of an “investment company.” In addition, a change in the value of any of our assets could negatively affect our ability to avoid being required to register as an investment company. If we were required to register as an investment company but failed to do so, we would be prohibited from engaging in our business, and criminal and civil actions could be brought against us. In addition, our contracts would be unenforceable unless a court were to require enforcement, and a court could appoint a receiver to take control of us and liquidate our business.
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
Our stockholders do not have preemptive rights to any shares issued by us in the future. Our charter authorizes 500,000,000 shares of stock, of which 245,000,000 shares are designated as Class A common stock, 245,000,000 shares are designated as Class T common stock, and 10,000,000 shares are classified as preferred stock. Subject to any limitations set forth under Maryland law, our Board may amend our charter from time to time to increase the number of authorized shares of stock, increase or decrease the number of shares of any class or series of stock that we have authority to issue, or classify or reclassify any unissued shares into other classes or series of stock without the necessity of obtaining stockholder approval. All of such shares may be issued in the discretion of our Board, except that the issuance of preferred stock must also be approved by a majority of our independent directors not otherwise interested in the transaction. Our stockholders will suffer dilution of their equity investment in us in the event that we (1) continue to issue shares pursuant to our DRIP, (2) sell securities that are convertible into shares of our common stock, (3) issue shares of our common stock in a private offering of securities to institutional investors, (4) issue shares of our common stock to our advisor, its successors or assigns in payment of an outstanding fee obligation as set forth under our advisory agreement or (5) issue shares of our common stock to sellers of properties acquired by us in connection with an exchange of limited partnership interests of our operating partnership. In addition, the partnership agreement of our operating partnership contains provisions that would allow, under certain circumstances, other entities, including other real estate programs sponsored or operated by CCO Group, to merge into or cause the exchange or conversion of their interest in that entity for interests of our operating partnership. Because the limited partnership interests of our operating partnership may, in the discretion of our Board, be exchanged for shares of our common stock, any merger, exchange or conversion between our operating partnership and another entity ultimately could result in the issuance of a substantial number of shares of our common stock, thereby diluting the percentage ownership interest of other stockholders.
Our Umbrella Partnership Real Estate Investment Trust (“UPREIT”) structure may result in potential conflicts of interest with limited partners in our operating partnership whose interests may not be aligned with those of our stockholders.
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
General Risks Related to Real Estate Assets
Adverse economic, regulatory and geographic conditions that have an impact on the real estate market in general may prevent us from being profitable or from realizing growth in the value of our real estate properties, and could have a significant negative impact on us.
Our operating results will be subject to risks generally incident to the ownership of real estate, including:

•
changes in international, national or local economic or geographic conditions (including as a result of the outbreak of the novel strain of coronavirus (“COVID-19”) that began in the fourth quarter of 2019);

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
The outbreak of COVID-19 that began in the fourth quarter of 2019 has led to an economic slowdown in the United States and could likely lead to a recession. During periods of economic slowdown or recession, rising interest rates or declining demand for real estate, or the public perception that any of these events may occur, could result in a general decline in rents or an increased incidence of defaults under existing leases. The extent to which federal, state or local governmental authorities grant rent relief or other relief or enact amnesty programs applicable to our tenants in response to the COVID-19 outbreak will exacerbate the negative impacts that a slow down or recession will have on us. If we cannot operate our properties so as to meet our financial expectations, because of these or other risks, we may be prevented from being profitable or growing the values of our real estate properties, and our business, financial condition, results of operations, cash flow or our ability to satisfy our debt service obligations or to maintain our level of distributions to our stockholders may be significantly negatively impacted.

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
We cannot assure our stockholders that our leases will be renewed or that we will be able to lease or re-lease the properties on favorable terms, or at all, or that lease terminations will not cause us to sell the properties at a loss. Any of our properties that become vacant could be difficult to re-lease or sell. We may experience vacancies either by the default of a tenant under its lease or the expiration of one of our leases. We typically must incur all of the costs of ownership for a property that is vacant. Upon or pending the expiration of leases at our current or future properties, we may be required to make rent or other concessions to tenants, or accommodate requests for renovations, remodeling and other improvements, in order to retain and attract tenants. Our current properties or certain of our future properties may be specifically suited to the particular needs of a tenant (e.g., a distribution warehouse) and major renovations and expenditures may be required in order for us to re-lease the space for other uses. If the vacancies continue for a long period of time, we may suffer reduced revenues and increased costs, resulting in less cash available for distribution to our stockholders and unitholders of CCI III OP. If we are unable to renew leases, lease vacant space, including vacant space resulting from tenant defaults, or re-lease space as leases expire on favorable terms or at all, our financial condition could be adversely affected.
We are subject to tenant, industry and geographic concentrations that make us more susceptible to adverse events with respect to certain tenants, geographic areas or industries.
As of December 31, 2019, we had derived 100% of our 2019 annualized rental income from our two tenants, Siemens Corporation and Actuant Corporation, located in Ohio and Wisconsin, respectively.
Any adverse change in the financial condition of a tenant with whom we may have a significant concentration now or in the future, or any downturn of the economy in any state or industry in which we may have a significant concentration now or in the future, could result in a material reduction of our cash flows or material losses to us.
If a tenant declares bankruptcy, we may be unable to collect balances due under relevant leases, which could have a material adverse effect on our financial condition and ability to pay distributions to our stockholders.
The bankruptcy or insolvency of one of our tenants may adversely affect the income produced by our properties. Under bankruptcy law, a tenant cannot be evicted solely because of its bankruptcy and has the option to assume or reject any unexpired lease. If the tenant rejects the lease, any resulting claim we have for breach of the lease (excluding collateral securing the claim) will be treated as a general unsecured claim. Our claim against the bankrupt tenant for unpaid and future rent will be subject to a statutory cap that might be substantially less than the remaining rent actually owed under the lease, and it is unlikely that a bankrupt tenant that rejects its lease would pay in full amounts it owes us under the lease. Even if a lease is assumed and brought current, we still run the risk that a tenant could condition lease assumption on a restructuring of certain terms, including rent, that would have an adverse impact on us. Any shortfall resulting from the bankruptcy of one or more of our tenants could adversely affect our business, financial condition, results of operations, cash flows or our ability to satisfy our debt service obligations or to maintain our level of distributions on our common stock.
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
We may enter into sale-leaseback transactions, whereby we would purchase a property and then lease the same property back to the person from whom we purchased it. In the event of the bankruptcy of a tenant, a transaction structured as a sale-leaseback might be re-characterized as either a financing or a joint venture, either of which outcomes could adversely affect our financial condition, cash flows and the amount available for distributions to our stockholders.
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
In connection with the acquisition of properties, we may assume existing liabilities, some of which may have been unknown or unquantifiable at the time of the transaction. Unknown liabilities might include liabilities for cleanup or remediation of undisclosed environmental conditions, claims of tenants or other persons dealing with the sellers prior to our acquisition of the properties, tax liabilities, and accrued but unpaid liabilities whether incurred in the ordinary course of business or otherwise. If the magnitude of such unknown liabilities is high, either singly or in the aggregate, it could adversely affect our business, financial condition, liquidity and results of operations, cash flows or our ability to satisfy our debt service obligations or to maintain our level of distributions on our common stock.
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
Further, we do not carry insurance for certain losses, including, but not limited to, losses caused by earthquakes, riots or acts of war because such losses may be either uninsurable or not economically insurable. If we experience a loss that is uninsured or which exceeds policy limits, we could lose the capital invested in the damaged properties as well as the anticipated future cash flows from those properties. In addition, if the damaged properties are subject to recourse indebtedness, we would continue to be liable for the indebtedness, even if these properties were irreparably damaged. In addition, we carry several different lines of insurance, placed with several large insurance carriers. If any one of these large insurance carriers were to become insolvent, we would be forced to replace the existing insurance coverage with another suitable carrier, and any outstanding claims would be at risk for collection. In such an event, we cannot be certain that we would be able to replace the coverage at similar or otherwise favorable terms. As a result of any of the situations described above, our financial condition and cash flows may be materially and adversely affected.
We may be unable to secure funds for future leasing commissions, tenant improvements or capital needs, which could adversely impact our ability to pay cash distributions to our stockholders.
When tenants do not renew their leases or otherwise vacate their space, it is usual that, in order to attract replacement tenants, we will be required to expend substantial funds for leasing commissions, tenant improvements and tenant refurbishments to the vacated space. In addition, although we expect that our leases with tenants will require tenants to pay routine property maintenance costs, we could be responsible for any major structural repairs, such as repairs to the foundation, exterior walls and rooftops. We will use substantially all of the net proceeds from the Offerings to buy real estate and real estate-related assets and to pay various fees and expenses. We intend to reserve only approximately 0.1% of the gross proceeds from the Offerings for future capital needs. Accordingly, if we need additional capital in the future to improve or maintain our properties or for any other reason, we will have to obtain funds from other sources, such as cash flows from operations, borrowings, property sales or future equity offerings. These sources of funding may not be available on attractive terms or at all. If we cannot procure additional funding for capital improvements, we may be required to defer necessary improvements to a property, which may cause that property to suffer from a greater risk of obsolescence or a decline in value, or a greater risk of decreased operating cash flows as a result of fewer potential tenants being attracted to the property. If this happens, our assets may generate lower cash flows or decline in value, or both.
We may be unable to successfully expand our operations into new markets.
Each of the risks described in the previous risk factors that are applicable to our ability to acquire and successfully integrate and operate properties in the markets in which our properties are located are also applicable to our ability to acquire and successfully integrate and operate properties in new markets. In addition to these risks, we may not possess the same level of familiarity with the dynamics and market conditions of certain new markets that we may enter, which could adversely affect our ability to expand into those markets. We may be unable to build a significant market share or achieve a desired return on our assets in new markets. If we are unsuccessful in expanding into new markets, it could have a material adverse effect on our business, financial condition, results of operations, cash flows or our ability to satisfy our debt service obligations or to maintain our level of distributions on our common stock.
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
Real estate assets are, in general, relatively illiquid and may become even more illiquid during periods of economic downturn. As a result, we may not be able to sell our properties quickly or on favorable terms in response to changes in the economy or other conditions when it otherwise may be prudent to do so. In addition, certain significant expenditures generally do not change in response to economic or other conditions, including debt service obligations, real estate taxes, and operating and maintenance costs. This combination of variable revenue and relatively fixed expenditures may result, under certain market conditions, in reduced earnings. Further, as a result of the 100% prohibited transactions tax applicable to REITs, we intend to hold our properties for investment, rather than primarily for sale in the ordinary course of business, which may cause us to forgo or defer sales of properties that otherwise would be favorable. Therefore, we may be unable to adjust our portfolio promptly in response to economic, market or other conditions, which could adversely affect our business, financial condition, results of operations, cash flows or our ability to satisfy our debt service obligations or to maintain our level of distributions on our common stock.
Some of our leases may not contain rental increases over time, or the rental increases may be less than the fair market rate at a future point in time. When that is the case, the value of the leased property to a potential purchaser may not increase over time, which may restrict our ability to sell that property, or if we are able to sell that property, may result in a sale price less than the price that we paid to purchase the property or the price that could be obtained if the rental was at the then-current market rate.
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
As of December 31, 2019, Actuant Corporation, whose property represents approximately 30.6% of our annualized rental income, did not have an investment grade credit rating from a major ratings agency or was not an affiliate of a company having an investment grade credit rating. Any properties with tenants that are not rated or do not have an investment grade credit rating from a major ratings agency or are not affiliates of companies with investment grade ratings may have a greater risk of default and bankruptcy than properties leased exclusively to investment grade tenants. When we acquire properties where the tenant does not have a publicly available credit rating, we will use certain credit assessment tools as well as rely on our own estimates of the tenant’s credit rating which includes reviewing the tenant’s financial information (e.g., financial ratios, net worth, revenue, cash flows, leverage and liquidity, if applicable). If our ratings estimates are inaccurate, the default or bankruptcy risk for the subject tenant may be greater than anticipated. If our lender or a credit rating agency disagrees with our ratings estimates, we may not be able to obtain our desired level of leverage or our financing costs may exceed those that we projected. This outcome could have an adverse impact on our returns on that asset and hence our operating results.
We are exposed to risks related to increases in market lease rates and inflation, as income from long-term leases is the primary source of our cash flows from operations.
Leases of long-term duration or which include renewal options that specify a maximum rate increase may result in below-market lease rates over time if we do not accurately estimate inflation or market lease rates. Provisions of our leases designed to mitigate the risk of inflation and unexpected increases in market lease rates, such as periodic rental increases, may not adequately protect us from the impact of inflation or unexpected increases in market lease rates. If we are subject to below-market lease rates on a significant number of our properties pursuant to long-term leases and our operating and other expenses are increasing faster than anticipated, our business, financial condition, results of operations, cash flows or our ability to satisfy our debt service obligations or to maintain our level of distributions on our common stock could be materially adversely affected.

We may acquire or finance properties with lock-out provisions, which may prohibit us from selling a property or may require us to maintain specified debt levels for a period of years on some properties.
 A lock-out provision is a provision that prohibits the prepayment of a loan during a specified period of time. Lock-out provisions may include terms that provide strong financial disincentives for borrowers to prepay their outstanding loan balance. If a property is subject to a lock-out provision, we may be materially restricted from or delayed in selling or otherwise disposing of or refinancing such property. Lock-out provisions may prohibit us from reducing the outstanding indebtedness with respect to any properties, refinancing such indebtedness at maturity, or increasing the amount of indebtedness with respect to such properties. Lock-out provisions could impair our ability to take other actions during the lock-out period that could be in the best interests of our stockholders and, therefore, may have an adverse impact on the value of our shares relative to the value that would result if the lock-out provisions did not exist. In particular, lock-out provisions could preclude us from participating in major transactions that could result in a disposition of our assets or a change of control even though that disposition or change of control might be in the best interests of our stockholders.
Increased operating expenses could reduce cash flows from operations and funds available to acquire properties or make distributions.
Our properties and future properties are subject to operating risks common to real estate in general, any or all of which may negatively affect us. If any property is not fully occupied or if rents are payable (or are being paid) in an amount that is insufficient to cover operating expenses that are the landlord’s responsibility under the lease, we could be required to expend funds in excess of such rents with respect to that property for operating expenses. Our properties are subject to increases in tax rates, utility costs, insurance costs, repairs and maintenance costs, administrative costs and other operating and ownership expenses. Some of our property leases may not require the tenants to pay all or a portion of these expenses, in which event we may be responsible for these costs. If we are unable to lease properties on terms that require the tenants to pay all or some of the properties’ operating expenses, if our tenants fail to pay these expenses as required or if expenses we are required to pay exceed our expectations, we could have less funds available for future acquisitions or cash available for distributions to our stockholders.
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

•
Real Estate Markets — The properties we acquire could substantially decrease in value after we purchase them. Consequently, we may not be able to recover the carrying amount of our properties, which may require us to recognize an impairment charge or record a loss on sale in our earnings.

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
We are also subject to competition in the leasing of our properties. Many of our competitors own properties similar to ours in the same markets in which our properties are located. If one of our properties is nearing the end of the lease term or becomes vacant and our competitors (which could include funds sponsored by affiliates of our advisor) offer space at rental rates below current market rates or below the rental rates we currently charge our tenants, we may lose existing or potential tenants and we may be pressured to reduce our rental rates below those we currently charge or to offer substantial rent concessions in order to retain tenants when such tenants’ leases expire or to attract new tenants.
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
Terrorist attacks, acts of violence or war or public health crises may affect the markets in which we operate and have a material adverse effect on our financial condition, results of operations and ability to pay distributions to our stockholders.
The strength and profitability of our business depends on demand for and the value of our properties. Terrorist attacks, acts of war and public health crises (including the recent COVID-19 outbreak) may result in declining economic activity, which could harm the demand for and the value of our properties and may negatively affect our operations and our stockholders’ investments. We may acquire real estate assets located in areas that are susceptible to terrorist attacks or acts of war. These attacks may directly impact the value of our assets through damage, destruction, loss or increased security costs. Although we may obtain terrorism insurance, we may not be able to obtain sufficient coverage to fund any losses we may incur. Risks associated with potential acts of terrorism could sharply increase the premiums we pay for coverage against property and casualty claims. Further, certain losses resulting from these types of events are uninsurable or not insurable at reasonable costs.
More generally, any terrorist attack, other act of violence or war, or public health crisis (such as the COVID-19 outbreak) could result in increased volatility in, or damage to, the United States and worldwide financial markets and economy, all of which could adversely affect our tenants’ ability to pay rent on their leases or our ability to borrow money or issue capital stock at acceptable prices, which could have a material adverse effect on our financial condition, results of operations and ability to pay distributions to our stockholders.

Pandemics or other health crises may adversely affect our business and/or operations, our tenants’ financial condition and the profitability of our properties.
Our business and/or operations and the businesses of our tenants could be materially and adversely affected by the risks, or the public perception of the risks, related to a pandemic or other health crisis, such as the recent COVID-19 outbreak.
The risk, or public perception of the risk, of a pandemic or media coverage of infectious diseases could cause or require, in the case of a quarantine or shutdown, employees or customers to avoid our properties, which could adversely affect our tenants’ businesses and our tenants’ ability to adequately staff their businesses. Such events could cause the temporary closure or slowdown of our tenants’ businesses, which could severely disrupt their operations, have a material adverse effect on our business, financial condition and results of operations and affect their ability to pay rent on a timely basis.
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

If we sell properties by providing financing to purchasers, defaults by the purchasers would adversely affect our cash flows from operations.
In some instances, we may sell our properties by providing financing to purchasers. When we provide financing to purchasers, we will bear the risk that the purchaser may default on its obligations under the financing, which could negatively impact cash flows from operations. Even in the absence of a purchaser default, the distribution of sale proceeds or their reinvestment in other assets will be delayed until the promissory notes or other property we may accept upon the sale are actually paid, sold, refinanced or otherwise disposed of. In some cases, we may receive initial down payments in cash and other property in the year of sale in an amount less than the selling price, and subsequent payments will be spread over a number of years. If any purchaser defaults under a financing arrangement with us, it could negatively impact our ability to pay cash distributions to our stockholders.
Our net leases may require us to pay property-related expenses that are not the obligations of our tenants.
Under the terms of our net leases, in addition to satisfying their rent obligations, our tenants will be responsible for the payment or reimbursement of property expenses such as real estate taxes, insurance and ordinary maintenance and repairs. However, under the provisions of leases that we may enter into in the future with our tenants, we may be required to pay some or all of the expenses of the property, such as the costs of environmental liabilities, roof and structural repairs, real estate taxes, insurance, certain non-structural repairs and maintenance. If our properties incur significant expenses that must be paid by us under the terms of our leases, our business, financial condition and results of operations may be adversely affected and the amount of cash available to meet expenses and to pay distributions to stockholders may be reduced.
Changes in accounting standards may adversely impact our financial condition and/or results of operations.
We are subject to the rules and regulations of the Financial Accounting Standards Board related to GAAP. Various changes to GAAP are constantly being considered, some of which could materially impact our reported financial condition and/or results of operations. Also, to the extent that public companies in the United States would be required in the future to prepare financial statements in accordance with International Financial Reporting Standards instead of the current GAAP, this change in accounting standards could materially affect our financial condition or results of operations.
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
In addition, our properties are subject to various federal, state and local regulatory requirements, such as state and local earthquake, fire and life safety requirements. If we were to fail to comply with these various requirements, we might incur governmental fines or private damage awards. If we incur substantial costs to comply with the ADA or any other regulatory requirements, our business, financial condition, results of operations, cash flows or our ability to satisfy our debt service obligations or to maintain our level of distributions on our common stock could be materially adversely affected. Local regulations, including municipal or local ordinances, zoning restrictions and restrictive covenants imposed by community developers may restrict our use of our properties and may require us to obtain approval from local officials or community standards organizations at any time with respect to our properties, including prior to acquiring a property or when undertaking renovations of any of our existing properties.
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
We do not intend to incur mortgage debt on a particular property unless we believe the property’s projected operating cash flows are sufficient to service the mortgage debt. However, if there is a shortfall between the cash flows from a property and the cash flows needed to service mortgage debt on a property, the amount available for distributions to our stockholders may be reduced. In addition, incurring mortgage debt increases the risk of loss since defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. In that case, we could lose the property securing the loan that is in default, thus reducing the value of our stockholders’ investments. For tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds from the foreclosure. In such event, we may be unable to pay the amount of distributions required in order to maintain our qualification as a REIT. We may give full or partial guarantees to lenders of recourse mortgage debt to the entities that own our properties. If we provide a guaranty on behalf of an entity that owns one of our properties, we will be responsible to the lender for satisfaction of the debt if it is not paid by such entity and with respect to any such property that is vacant, potentially be responsible for any property-related costs such as real estate taxes, insurance and maintenance, which costs will likely increase if the lender does not timely exercise its remedies. If any mortgages contain cross-collateralization or cross-default provisions, a default on a single property could affect multiple properties. If any of our properties are foreclosed upon due to a default, our ability to pay cash distributions to our stockholders will be adversely affected, which could result in our losing our REIT status and would result in a decrease in the value of our stockholders’ investment.
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
The capital and credit markets have experienced extreme volatility and disruption as a result of the global outbreak of COVID-19. We believe that such volatility and disruption are likely to continue into the foreseeable future. Market volatility and disruption could hinder our ability to obtain new debt financing or refinance our maturing debt on favorable terms or at all or to raise debt and equity capital. Our access to capital will depend upon a number of factors, including:

•	general market conditions;

•	government action or regulation, including changes in tax law;

•	the market’s perception of our future growth potential;

•	the extent of stockholder interest;

•	analyst reports about us and the REIT industry;

•	the general reputation of REITs and the attractiveness of their equity securities in comparison to other equity securities, including securities issued by other real estate-based companies;

•	our financial performance and that of our tenants;

•	our current debt levels and changes in our credit ratings, if any;

•	our current and expected future earnings; and

•	our cash flows and cash distributions, including our ability to satisfy the dividend requirements applicable to REITs.
If we are unable to obtain needed capital on satisfactory terms or at all, we may not be able to meet our obligations and commitments as they mature.
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
We may not be able to generate sufficient cash flows to meet our debt service obligations.
Our ability to make payments on and to refinance our indebtedness, and to fund our operations, working capital and capital expenditures, depends on our ability to generate cash. To a certain extent, our cash flows are subject to general economic, industry, financial, competitive, operating, legislative, regulatory and other factors, many of which are beyond our control.
We cannot assure our stockholders that our business will generate sufficient cash flows from operations or that future sources of cash will be available to us in an amount sufficient to enable us to pay amounts due on our indebtedness or to fund our other liquidity needs.
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
As a result, we may not be able to refinance our indebtedness on commercially reasonable terms, or at all. If we do not generate sufficient cash flows from operations, and additional borrowings or refinancings or proceeds of asset sales or other sources of cash are not available to us, we may not have sufficient cash to enable us to meet all of our obligations. Accordingly, if we cannot service our indebtedness, we may have to take actions such as seeking additional equity, or delaying any strategic acquisitions and alliances or capital expenditures, any of which could have a material adverse effect on our business, financial condition, results of operations, cash flows or our ability to satisfy our debt service obligations or maintain our level of distributions on our common stock.
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
If our stockholders participate in our DRIP, they will be deemed to have received, and for U.S. federal income tax purposes will be taxed on, the amount reinvested in shares of our common stock that does not represent a return of capital. In addition, our stockholders may be treated, for U.S. federal tax purposes, as having received an additional distribution to the extent the shares are purchased at a discount from fair market value. Such an additional deemed distribution could cause our stockholders to be subject to additional income tax liability. Unless our stockholders are a tax-exempt entity, they may have to use funds from other sources to pay their tax liability arising as a result of the distributions reinvested in our shares.

Dividends payable by REITs generally do not qualify for the reduced tax rates available for some dividends.
Income from “qualified dividends” payable to U.S. stockholders that are individuals, trusts and estates are generally subject to tax at preferential rates. Dividends payable by REITs, however, generally are not eligible for the preferential tax rates applicable to qualified dividend income (but under the “Tax Cuts and Jobs Act”, U.S. stockholders that are individuals, trusts and estates generally may deduct 20% of ordinary dividends from a REIT for taxable years beginning after December 31, 2017, and before January 1, 2026). Although these rules do not adversely affect the taxation of REITs or dividends payable by REITs, to the extent that the preferential rates continue to apply to regular corporate qualified dividends, investors who are individuals, trusts and estates may perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could materially and adversely affect the value of the shares of REITs.
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
In addition, the Tax Cuts and Jobs Act made significant changes to the U.S. federal income tax rules for taxation of individuals and businesses, generally effective for taxable years beginning after December 31, 2017. The Tax Cuts and Jobs Act made major changes to the Internal Revenue Code, including a number of provisions of the Internal Revenue Code that affect the taxation of REITs and their stockholders. Among the changes made by the Tax Cuts and Jobs Act are permanently reducing the generally applicable corporate tax rate, generally reducing the tax rate applicable to individuals and other noncorporate taxpayers for tax years beginning after December 31, 2017 and before January 1, 2026, eliminating or modifying certain previously allowed deductions (including substantially limiting interest deductibility and, for individuals, the deduction for non-business state and local taxes), and, for taxable years beginning after December 31, 2017 and before January 1, 2026, providing for preferential rates of taxation through a deduction of up to 20% (subject to certain limitations) on most ordinary REIT dividends and certain trade or business income of non-corporate taxpayers. The Tax Cuts and Jobs Act also imposes new limitations on the deduction of net operating losses and requires us to recognize income for tax purposes no later than when we take it into account on our financial statements, which may result in us having to make additional taxable distributions to our stockholders in order to comply with REIT distribution requirements or avoid taxes on retained income and gains. The Tax Cuts and Jobs Act also made numerous large and small changes to the tax rules that do not affect the REIT qualification rules directly but may otherwise affect us or our stockholders.
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
In addition, if certain of our other subsidiaries through which CCI III OP owns its properties, in whole or in part, lose their status as disregarded entities or partnerships for U.S. federal income tax purposes, such subsidiaries would be subject to taxation as corporations, thereby reducing cash available for distributions to our operating partnership. Such a re-characterization of CCI III OP’s subsidiaries also could threaten our ability to maintain REIT status.
Mezzanine loans may not qualify as real estate assets and could adversely affect our status as a REIT.
We may invest in mezzanine loans, for which the IRS has provided a safe harbor, but not rules of substantive law. Pursuant to the safe harbor, if a mezzanine loan meets certain requirements, the IRS will treat the mezzanine loan as a real estate asset for purposes of the REIT asset tests, and interest derived from the mezzanine loan will be treated as qualifying mortgage interest for purposes of the REIT 75% income test. To the extent that any mezzanine loans do not meet all of the requirements for reliance on the safe harbor, such loans may not be real estate assets and could adversely affect our qualification as a REIT.

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
The foregoing requirements could cause us to distribute amounts that otherwise would be spent on real estate assets and it is possible that we might be required to borrow funds, possibly at unfavorable rates, or sell assets to fund these dividends or make taxable stock dividends. Although we intend to make distributions sufficient to meet the annual distribution requirements and to avoid U.S. federal income and excise taxes on our earnings, it is possible that we might not always be able to do so.
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
Distributions to tax-exempt stockholders may be classified as unrelated business taxable income.
Neither ordinary nor capital gain distributions with respect to the shares of our common stock nor gain from the sale of the shares of our common stock should generally constitute unrelated business taxable income (“UBTI”) to a tax-exempt stockholder. However, there are certain exceptions to this rule. In particular:

•
part of the income and gain recognized by certain qualified employee pension trusts with respect to our common stock may be treated as UBTI if the shares of our common stock are predominately held by qualified employee pension trusts, and we are required to rely on a special look-through rule for purposes of meeting one of the REIT share ownership tests, and we are not operated in a manner to avoid treatment of such income or gain as UBTI;

•
part of the income and gain recognized by a tax-exempt stockholder with respect to the shares of our common stock would constitute UBTI if the stockholder incurs debt in order to acquire the shares of our common stock; and

•
part or all of the income or gain recognized with respect to the shares of our common stock by social clubs, voluntary employee benefit associations, supplemental unemployment benefit trusts and qualified group legal services plans which are exempt from federal income taxation under Sections 501(c)(7), (9), (17) or (20) of the Internal Revenue Code may be treated as UBTI.
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
Even if we continue to qualify as a REIT for U.S. federal income tax purposes, we will be required to pay some state and local taxes on our properties. The real property taxes on our properties may increase as property tax rates change or as our properties are assessed or reassessed by taxing authorities. Therefore, the amount of property taxes we pay in the future may increase substantially. If the property taxes we pay increase and if any such increase is not reimbursable under the terms of our lease, then our cash flows will be negatively impacted, which in turn could have a material adverse effect on our business, financial condition, results of operations, cash flows or our ability to satisfy our debt service obligations or to maintain our level of distributions on our common stock.
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
As a general rule, certain employee benefit plans, including foreign pension plans, governmental plans established or maintained in the United States (as defined in Section 3(32) of ERISA), and certain church plans (as defined in Section 3(33) of ERISA), are not subject to ERISA’s requirements and are not “benefit plan investors” for purposes of investing in “plan assets” subject to ERISA’s requirements. Any such plan that is qualified and exempt from taxation under Sections 401(a) and 501(a) of the Internal Revenue Code may nonetheless be subject to the prohibited transaction rules set forth in Section 503 of the Internal Revenue Code and, under certain circumstances in the case of church plans, Section 4975 of the Internal Revenue Code. Also, some foreign plans and governmental plans may be subject to foreign, state, or local laws which are, to a material extent, similar to the provisions of ERISA or Section 4975 of the Internal Revenue Code. Each fiduciary of a plan subject to any such similar law should make its own determination as to the need for, and the availability of, any exemption relief.
If stockholders invest in our common stock through an IRA or other retirement plan, they may be limited in their ability to withdraw required minimum distributions.
If stockholders invest in our common stock with assets of a retirement plan or IRA, federal law may require them to withdraw required minimum distributions from such plan or account in the future. Our common stock will be highly illiquid, and our share redemption program only offers limited liquidity. If stockholders require liquidity, they may generally sell their shares, but such sale may be at a price less than the price at which they initially purchased their common stock. If stockholders fail to withdraw required minimum distributions from their plan or account, they may be subject to certain taxes and tax penalties.

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
Market Information
As of March 16, 2020, we had approximately 3.2 million shares of common stock outstanding (2.5 million Class A Shares and 716,000 Class T Shares), held by a total of 367 stockholders of record. The number of stockholders is based on the records of DST Systems, Inc., which serves as our registrar and transfer agent.
There is no established trading market for our common stock. Therefore, there is a risk that a stockholder may not be able to sell our stock at a time or price acceptable to the stockholder, or at all. Unless and until our shares are listed on a national securities exchange, we do not expect that a public market for the shares will develop. Pursuant to the Offering, prior to our Board’s determination of our estimated per share NAV, we sold shares of our common stock to the public at a price of $10.00 per share for Class A Shares and $9.57 per share for Class T Shares in our primary offering, and at a price of $9.10 per share pursuant to our DRIP for both Class A Shares and Class T Shares. Effective December 31, 2018, the primary portion of the Offering was terminated. We intend to continue to issue shares of our common stock pursuant to the DRIP Offering at the estimated per share NAV as determined by our Board. As of December 31, 2019, the most recent estimated per share NAV was $8.60 for both Class A Shares and Class T Shares, which was established on February 13, 2019, using a valuation date of December 31, 2018.
To assist fiduciaries of tax-qualified pension, stock bonus or profit-sharing plans, employee benefit plans and annuities described in Section 403(a) or (b) of the Internal Revenue Code or an individual retirement account or annuity described in Section 408 of the Internal Revenue Code subject to the annual reporting requirements of ERISA and IRA trustees or custodians in preparation of reports relating to an investment in the shares, we will publicly disclose and provide reports, as requested, of our determination of the most recent estimated share value to those fiduciaries who request such reports. Furthermore, in order for FINRA members and their associated persons to participate in the Offering, we are required pursuant to FINRA Rule 5110 to disclose in each annual report distributed to stockholders a per share estimated value of the shares, the method by which it was developed and the date of the data used to develop the estimated value. In addition, pursuant to FINRA Rule 2231, we are required to publish an updated estimated per share NAV on at least an annual basis. Our Board will make decisions regarding the valuation methodology to be employed, who will perform valuations of our assets and the frequency of such valuations; provided, however, that the determination of the estimated per share NAV must be conducted by, or with the material assistance or confirmation of, a third-party valuation expert and must be derived from a methodology that conforms to standard industry practice. Our Board established an updated estimated per share NAV of our common stock of $7.60 for both Class A Shares and Class T Shares on March 25, 2020, using a methodology that conformed to standard industry practice. However, as set forth above, there is no public trading market for the shares at this time and stockholders may not receive $7.60 per share if a market did exist.
In determining the estimated per share NAVs as of December 31, 2019 and 2018, our Board considered information and analysis, including valuation materials that were provided by Cushman & Wakefield, Inc. (“Cushman & Wakefield”), information provided by CCI III Management and the estimated per share NAV recommendation made by the valuation committee of our Board, which committee is comprised entirely of independent directors. See our Current Reports on Form 8-K filed with the SEC on February 19, 2019 and March 30, 2020 for additional information regarding Cushman & Wakefield and its valuation materials.
 Share Redemption Program
Our Board has adopted a share redemption program that enables our stockholders to sell their shares to us in limited circumstances, subject to the conditions and limitations described below.
Our common stock is currently not listed on a national securities exchange, and we will not seek to list our stock unless and until such time as our independent directors believe that the listing of our stock would be in the best interests of our stockholders. In order to provide stockholders with the benefit of interim liquidity, stockholders may present all, or a portion, of their shares consisting of at least the lesser of (1) 25% of the stockholder’s shares; or (2) a number of shares with an aggregate redemption price of at least $2,500, to us for redemption at any time in accordance with the procedures outlined below. At that time, we may, subject to the conditions and limitations described below, redeem the shares presented for redemption for cash to the extent that we have sufficient funds available to us to fund such redemption. We will not pay to our sponsor, our Board, or our advisor or its affiliates any fees to complete any transactions under our share redemption program.

Except as provided below for redemptions due to a stockholder’s death, bankruptcy or other exigent circumstances, the redemption price per share will equal the per share value shown on the stockholder’s most recent customer account statement pursuant to NASD Rule 2340. The redemption price will be adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock if any such event is not already reflected in the per share value shown on the stockholder’s most recent customer account statement. The estimated per share NAV for purposes of our share redemption program as of December 31, 2019 was $8.60 per share for both Class A Shares and Class T Shares, which was determined by our Board on February 13, 2019 using a valuation date of December 31, 2018. As a result of our Board’s determination of an updated estimated per share NAV of our shares of common stock, the estimated per share NAV of $7.60 for both Class A Shares and Class T Shares as of December 31, 2019 will serve as the most recent estimated per share NAV for purposes of the share redemption program, effective on March 30, 2020, until such time as our Board determines a new estimated per share NAV.
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
In the event of the death of a stockholder, we must receive notice from the stockholder’s estate within 270 days after the stockholder’s death in order to be eligible for a redemption due to a stockholder’s death. Shares redeemed in connection with a stockholder’s death will be redeemed at a purchase price per share equal to 100% of the estimated per share NAV.
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
We will limit the number of shares redeemed pursuant to our share redemption program as follows: (1) we will not redeem in excess of 5% of the weighted average number of shares outstanding during the trailing 12 months prior to the end of the fiscal quarter for which the redemptions are being paid; and (2) funding for the redemption of shares will be limited, among other things, to the net proceeds we receive from the sale of shares under our DRIP, net of shares redeemed to date. In an effort to accommodate redemption requests throughout the calendar year, we intend to limit quarterly redemptions to approximately one-fourth of 5% (1.25%) of the weighted average number of shares outstanding during the trailing 12-month period ending on the last day of the fiscal quarter, and funding for redemptions for each quarter generally will be limited, among other things, to the net proceeds we receive from the sale of shares in the respective quarter under our DRIP; however, our management may waive these quarterly limitations in its sole discretion, subject to the 5% cap on the number of shares we may redeem during the respective trailing 12-month period. Any of the foregoing limits might prevent us from accommodating all redemption requests made in any quarter, in which case quarterly redemptions will be made pro rata, except as described below. Our management also reserves the right, in its sole discretion at any time, and from time to time, to reject any request for redemption for any reason.

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
We received redemption requests of approximately 228,000 shares for $2.0 million in excess of the net proceeds we received from the issuance of shares under the DRIP Offering during the three months ended December 31, 2019. Management, in its discretion, limited the amount of shares redeemed for the three months ended December 31, 2019 to an amount equal to net proceeds we received from the sale of shares pursuant to the DRIP Offering during the respective period. During the year ended December 31, 2019, we received valid redemption requests under our share redemption program totaling approximately 567,000 shares, of which we redeemed approximately 59,000 shares as of December 31, 2019 for $512,000 (at a redemption price of $8.60 per share) and approximately 17,000 shares subsequent to December 31, 2019 for $142,000 (at an average redemption price of $8.60 per share). The remaining redemption requests relating to approximately 491,000 shares went unfulfilled. During the year ended December 31, 2018, we received valid redemption requests under our share redemption program totaling approximately 10,700 shares, of which we redeemed approximately 5,300 shares as of December 31, 2018 for $48,000 (at a redemption price of $9.00 per share) and approximately 5,400 shares subsequent to December 31, 2018 for $49,000 (at an average redemption price of $9.00 per share). A valid redemption request is one that complies with the applicable requirements and guidelines of our share redemption program then in effect. We funded the redemptions in 2019 and 2018 with proceeds from our DRIP. During the years ended December 31, 2019 and 2018, we issued approximately 76,000 and 63,000 shares of common stock, respectively, under our DRIP for proceeds of $658,000 and $570,000, respectively, which were recorded as redeemable common stock on the consolidated balance sheets, net of any redemptions paid. During the three-month period ended December 31, 2019, we redeemed shares as follows:

Period	Share Class	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2019 - October 31, 2019
	Class A Shares	—	$—	—	(1)
	Class T Shares	—	$—	—	(1)
November 1, 2019 - November 30, 2019
	Class A Shares	3,740	$8.60	3,740	(1)
	Class T Shares	14,017	$8.60	14,017	(1)
December 1, 2019 - December 31, 2019
	Class A Shares	—	$—	—	(1)
	Class T Shares	—	$—	—	(1)
Total		17,757		17,757
____________________________________

(1)	A description of the maximum number of shares that may be purchased under our share redemption program is included in the narrative preceding this table.
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
For federal income tax purposes, distributions to stockholders are characterized as ordinary dividends, capital gain distributions, or nondividend distributions. To the extent that we make a distribution in excess of our current or accumulated earnings and profits, the distribution will be a nontaxable return of capital, reducing the tax basis in each U.S. stockholder’s shares. In addition, the amount of distributions in excess of U.S. stockholders tax basis in their shares will be taxable as a capital gain realized from the sale of those shares. See Note 11 — Income Taxes to our consolidated financial statements in this Annual Report on Form 10-K for the character of the distributions paid during the years ended December 31, 2019, 2018 and 2017. The following table shows the distributions declared on a per share basis during the years ended December 31, 2019, 2018 and 2017:

Year Ending December 31,	Share Class	Total Distributions Declared	Distributions Declared per Common Share
2019	Class A Shares	$1,300,511	$0.525
	Class T Shares	$330,738	$0.525
2018	Class A Shares	$1,182,596	$0.60
	Class T Shares	$354,591	$0.60
2017	Class A Shares	$595,952	$0.60
	Class T Shares	$115,669	$0.60

ITEM 6.	SELECTED FINANCIAL DATA
The following data should be read in conjunction with our consolidated financial statements and the notes thereto and Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Annual Report on Form 10-K. The selected financial data presented below was derived from our consolidated financial statements.

	Year Ended December 31,
	2019	2018	2017	2016	2015
Balance Sheet Data:
Total real estate assets, net	$43,869,664	$45,781,918	$47,694,172	$32,332,000	$—
Cash and cash equivalents	$1,206,262	$635,959	$351,461	$605,049	$200,000
Total assets	$46,299,539	$47,847,391	$50,132,232	$34,594,590	$200,000
Credit facility	$24,175,000	$24,175,000	$31,975,000	$22,000,000	$—
Notes payable to affiliates	$—	$—	$1,600,000	$10,300,000	$—
Total liabilities	$25,263,913	$25,201,952	$35,015,739	$32,964,683	$—
Stockholders’ equity	$21,035,626	$22,463,281	$15,029,156	$1,629,907	$200,000
Operating Data:
Total revenues	$4,467,383	$4,406,375	$4,104,597	$798,433	$—
Total operating expenses	$3,424,990	$3,368,280	$3,638,241	$1,693,105	$—
Operating income (loss)	$1,042,393	$1,038,095	$466,356	$(894,672)	$—
Net loss	$(487,682)	$(771,712)	$(1,121,995)	$(1,392,279)	$—
Cash Flow Data:
Net cash provided by (used in) operating activities	$1,952,915	$1,396,989	$533,676	$(504,083)	$—
Net cash used in investing activities	$—	$—	$(16,855,205)	$(32,750,000)	$—
Net cash (used in) provided by financing activities	$(1,382,612)	$(1,112,491)	$16,067,941	$33,659,132	$—
Per Common Share Data:
Class A Common Stock:
Net loss	$(331,200)	$(523,089)	$(894,373)	$(1,389,630)	$—
Basic and diluted weighted average number of common shares outstanding	2,479,876	1,977,654	993,758	97,638	20,000
Basic and diluted net loss per common share	$(0.13)	$(0.26)	$(0.90)	$(14.23)	$—
Distributions declared per common share	$0.525	$0.60	$0.60	$0.16	$—
Class T Common Stock:
Net loss	$(156,482)	$(248,623)	$(227,622)	$(2,649)	$—
Basic and diluted weighted average number of common shares outstanding	740,477	699,395	228,908	186	—
Basic and diluted net loss per common share	$(0.21)	$(0.36)	$(0.99)	$(14.27)	$—
Distributions declared per common share	$0.525	$0.60	$0.60	$0.02	$—

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Part II, Item 6. Selected Financial Data in this Annual Report on Form 10-K and our accompanying consolidated financial statements, and notes thereto. See also the Cautionary Note Regarding Forward-Looking Statements section preceding Part I of this Annual Report on Form 10-K. For a comparison of the years ended December 31, 2018 and 2017, see Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.
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
Our operating results and cash flows are primarily influenced by rental and other property income from our commercial properties, interest expense on our indebtedness, and acquisition and operating expenses. As 100% of our rentable square feet was under lease as of December 31, 2019, with a weighted average remaining lease term of 8.7 years, we believe our exposure to changes in commercial rental rates on our portfolio is substantially mitigated, except for vacancies caused by tenant bankruptcies or other factors. Our advisor regularly monitors the creditworthiness of each of our tenants by reviewing each tenant’s financial results, any available credit rating agency reports on the tenant or guarantor, the operating history of the property with such tenant, the tenant’s market share and track record within its industry segment, the general health and outlook of the tenant’s industry segment, and other information for changes and possible trends. If our advisor identifies significant changes or trends that may adversely affect the creditworthiness of a tenant, it will gather a more in-depth knowledge of the tenant’s financial condition and, if necessary, attempt to mitigate the tenant credit risk by evaluating the possible sale of the property, or identifying a possible replacement tenant should the current tenant fail to perform on the lease.
Portfolio Information
As of December 31, 2019, we owned two properties comprising approximately 391,000 rentable square feet of income-producing necessity corporate office and industrial space located in two states, which were 100% leased and had a weighted average remaining lease term of 8.7 years. As we have only acquired two properties, a discussion of same store sales is not considered meaningful and as such is not included in the results of operations.
The following table shows the property statistics of our real estate assets as of December 31, 2019 and 2018:

	As of December 31,
	2019	2018
Number of commercial properties	2	2
Rentable square feet	390,875	390,875
Percentage of rentable square feet leased	100%	100%
Percentage of investment-grade tenants (1)	69.4%	69.4%
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

During the years ended December 31, 2019 and 2018, we did not acquire any properties.
The following table shows the tenant diversification of our real estate portfolio, based on annualized rental income as of December 31, 2019:

				2019	Percentage of
	Total		2019	Annualized	2019
	Number	Leased	Annualized	Rental Income	Annualized
Tenant	of Leases	Square Feet	Rental Income	per Square Foot	Rental Income
Siemens	1	221,215	$2,698,266	$12.20	69%
Actuant Corporation	1	169,660	1,189,744	7.01	31%
	2	390,875	$3,888,010	$9.95	100%
The following table shows the tenant industry diversification of our real estate portfolio, based on annualized rental income, as of December 31, 2019:

				2019	Percentage of
	Total		2019	Annualized	2019
	Number	Leased	Annualized	Rental Income	Annualized
Industry	of Leases	Square Feet	Rental Income	per Square Foot	Rental Income
Manufacturing	2	390,875	$3,888,010	$9.95	100%
	2	390,875	$3,888,010	$9.95	100%
The following table shows the geographic diversification of our real estate portfolio, based on annualized rental income, as of December 31, 2019:

				2019	Percentage of
	Total		2019	Annualized	2019
	Number of	Rentable	Annualized	Rental Income	Annualized
Location	Properties	Square Feet	Rental Income	per Square Foot	Rental Income
Ohio	1	221,215	$2,698,266	$12.20	69%
Wisconsin	1	169,660	1,189,744	7.01	31%
	2	390,875	$3,888,010	$9.95	100%
The following table shows the property type diversification of our real estate portfolio, based on annualized rental income, as of December 31, 2019:

				2019	Percentage of
	Total		2019	Annualized	2019
	Number of	Rentable	Annualized	Rental Income	Annualized
Property Type	Properties	Square Feet	Rental Income	per Square Foot	Rental Income
Office	1	221,215	$2,698,266	$12.20	69%
Industrial	1	169,660	1,189,744	7.01	31%
	2	390,875	$3,888,010	$9.95	100%
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

The following table shows lease expirations of our real estate portfolio, as of December 31, 2019, during each of the next ten years and thereafter, assuming no exercise of renewal options:

	Total			2019	Percentage of
	Number	Leased	2019	Annualized	2019
Year of	of Leases	Square Feet	Annualized	Rental Income	Annualized
Lease Expiration	Expiring	Expiring	Rental Income	per Square Foot	Rental Income
2020	—	—	$—	$—	—%
2021	—	—	—	—	—%
2022	—	—	—	—	—%
2023	—	—	—	—	—%
2024	—	—	—	—	—%
2025	—	—	—	—	—%
2026	1	221,215	2,698,266	12.20	69%
2027	—	—	—	—	—%
2028	—	—	—	—	—%
2029	—	—	—	—	—%
Thereafter	1	169,660	1,189,744	7.01	31%
	2	390,875	$3,888,010	$9.95	100%
The following table shows the economic metrics of our real estate assets as of and for the years ended December 31, 2019 and 2018:

	2019	2018
Economic Metrics
Weighted-average lease term (in years) (1)	8.7	9.7
____________________________________

(1)	Based on annualized rental income of our real estate portfolio as of December 31, 2019 and 2018. Our real estate portfolio does not have any leases that are expiring during the next five years.
Results of Operations
We are not aware of any material trends or uncertainties, other than the recent outbreak of COVID-19, and national economic conditions affecting real estate in general, that may reasonably be expected to have a material impact on our results from the acquisition, management and operations of properties other than those listed in Part I, Item 1A — Risk Factors. Due to the recent outbreak of COVID-19 in the United States and globally, our tenants, operating partners and we may be impacted. The impact of COVID-19 on our future results could be significant and will largely depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19, the success of action taken to contain or treat COVID-19, and reactions by consumers, companies, governmental entities and capital markets.
For a comparison of the years ended December 31, 2018 and 2017, see Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Our results of operations are influenced by the timing of acquisitions and the operating performance of our real estate assets. The following table provides summary information about our results of operations for the years ended December 31, 2019 and 2018:

	Year Ended December 31,		2019 vs 2018 Increase/(Decrease)
	2019	2018
Total revenues	$4,467,383	$4,406,375	$61,008
General and administrative expenses	$932,253	$936,397	$(4,144)
Property operating expenses	$35,516	$13,130	$22,386
Real estate tax expenses	$544,967	$506,499	$38,468
Depreciation and amortization	$1,912,254	$1,912,254	$—
Operating income	$1,042,393	$1,038,095	$4,298
Interest expense and other, net	$(1,530,075)	$(1,809,807)	$(279,732)
Net loss	$(487,682)	$(771,712)	$284,030
Revenue
Our revenue consists primarily of rental and other property income from net leased commercial properties. We also incur certain operating expenses that are subject to reimbursement by our tenants, which results in additional rental and other property income.
2019 vs. 2018 — The increase in revenue of $61,000 during the year ended December 31, 2019, compared to the same period in 2018, was primarily due to an increase in certain operating expenses subject to reimbursement by our tenants.
General and Administrative Expenses
The primary general and administrative expense items are board of directors costs, accounting and legal fees, unused fees on the credit facility and professional fees.
2019 vs. 2018 — General and administrative expenses generally remained consistent for the year ended December 31, 2019, compared to the same period in 2018.
Property Operating Expenses
Property operating expenses such as property repairs, maintenance and property related insurance may include both reimbursable and non-reimbursable property expenses. We are reimbursed by tenants for certain property operating expenses in accordance with the respective lease agreements.
2019 vs. 2018 — The increase in property operating expenses of $22,000 during the year ended December 31, 2019, compared to the same period in 2018, was primarily due to an increase in property insurance expenses, which are subject to reimbursement by our tenants.
Real Estate Tax Expenses
2019 vs. 2018 — The increase in real estate tax expenses of $39,000 during the year ended December 31, 2019, compared to the same period in 2018, was primarily due to increased tax assessments on one property during the year ended December 31, 2019. These tax assessments are reimbursed by the tenant at the applicable property.
Depreciation and Amortization
2019 vs. 2018 — Depreciation and amortization expenses remained consistent for the year ended December 31, 2019, compared to the same period in 2018.
Interest Expense and Other, Net
2019 vs. 2018 — The decrease in interest expense and other, net, of $280,000 during the year ended December 31, 2019, compared to the same period in 2018, was primarily due to a decrease in the weighted average interest rate to 4.0% as of December 31, 2019, from 4.7% as of December 31, 2018, coupled with a decrease in the average aggregate amount of debt outstanding to $24.2 million during the year ended December 31, 2019, compared to $28.5 million during the year ended December 31, 2018.

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
Our Board has reaffirmed the declaration and payment of distributions for the month of March 2020 at the rate previously declared on November 6, 2019, which distributions will be paid on or around April 1, 2020. Given the impact of the COVID-19 outbreak, our Board has decided to defer making a determination as to the amount and timing of distributions for the second quarter of 2020 until such time that we have greater visibility into the impact that the COVID-19 outbreak will have on our tenants’ ability to continue to pay rent on their leases on a timely basis or at all, the degree to which federal, state or local governmental authorities grant rent relief or other relief or amnesty programs applicable to our tenants, our ability to access the capital markets, and on the United States and worldwide financial markets and economy.

As of December 31, 2019, we had distributions payable of $132,000.
The following table presents distributions and sources of distributions for the periods indicated:

	Year Ended December 31,
	2019		2018
	Amount	Percent	Amount	Percent
Distributions paid in cash	$996,153	60%	$912,391	62%
Distributions reinvested	658,062	40%	569,926	38%
Total distributions	$1,654,215	100%	$1,482,317	100%
Sources of distributions:
Net cash provided by operating activities (1)	$1,654,215	100%	$1,396,989	94%
Proceeds from issuance of common stock (2)	—	—%	85,328	6%
	$1,654,215	100%	$1,482,317	100%
____________________________________

(1)	Net cash provided by operating activities for the years ended December 31, 2019 and 2018 was $2.0 million and $1.4 million, respectively.

(2)
Prior to the adoption of ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”), in April 2017, we treated our real estate acquisition-related expenses, which are included in transaction-related expenses in the accompanying consolidated statements of operations, as funded by proceeds from the Offering, including proceeds from the DRIP. Therefore, for consistency, proceeds from the issuance of common stock used as a source of distributions for the year ended December 31, 2018 includes the amount by which real estate acquisition-related fees and expenses have reduced net cash flows from operating activities in prior periods.

Share Redemptions
Our share redemption program permits our stockholders to sell their shares back to us, subject to certain conditions and limitations. Our Board may choose to amend the terms of, suspend or terminate our share redemption program at any time upon 30 days’ notice. Funding for the redemption of shares will generally be limited to the net proceeds we receive from the sale of shares under the DRIP, net of shares redeemed to date. We will not redeem in excess of 5% of the weighted average number of shares outstanding during the trailing 12 months prior to the end of the fiscal quarter for which the redemptions are being paid. In addition, we will generally limit quarterly redemptions to approximately 1.25% of the weighted average number of shares outstanding during the trailing 12-month period ending on the last day of the fiscal quarter for which the redemptions are being paid, and to the net proceeds we receive from the sale of shares in the respective quarter under the DRIP. In addition, our Board may choose to amend the terms of, suspend or terminate our share redemption program at any time upon 30 days’ notice. We will not redeem in excess of 5.0% of the weighted average number of shares outstanding during the trailing 12 months prior to the end of the fiscal quarter for which the redemptions are being paid. Any of the foregoing limits might prevent us from accommodating all redemption requests made in any fiscal quarter or in any 12-month period. We received redemption requests of approximately 228,000 shares for $2.0 million in excess of the net proceeds we received from the issuance of shares under the DRIP Offering during the three months ended December 31, 2019. Management, in its discretion, limited the amount of shares redeemed for the three months ended December 31, 2019 to an amount equal to net proceeds we received from the sale of shares pursuant to the DRIP Offering during the respective period. During the year ended December 31, 2019, we received valid redemption requests under our share redemption program totaling approximately 567,000 shares, of which we redeemed approximately 59,000 shares as of December 31, 2019 for $512,000 (at an average redemption price of $8.60 per share) and approximately 17,000 shares subsequent to December 31, 2019 for $142,000 (at an average redemption price of $8.60 per share). The remaining redemption requests relating to approximately 491,000 shares went unfulfilled. During the year ended December 31, 2018, we received valid redemption requests under our share redemption program totaling approximately 10,700 shares, of which we redeemed approximately 5,300 shares as of December 31, 2018 for $48,000 (at an average redemption price of $9.00 per share) and approximately 5,400 shares subsequent to December 31, 2018 for $49,000 (at an average redemption price of $9.00 per share). A valid redemption request is one that complies with the applicable requirements and guidelines of our share redemption program then in effect. See Note 10 — Stockholders’ Equity to the consolidated financial statements included in this Annual Report on Form 10-K for additional terms of the share redemption program. See the discussion of our share redemption program in Part II, Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Share Redemption Program in this Annual Report on Form 10-K.
Liquidity and Capital Resources
General
We are continuing to monitor the outbreak of COVID-19 and its impact on our tenants, operating partners and the economy as a whole. The magnitude and duration of the pandemic and its impact on our operations and liquidity is uncertain as of the filing date of our report as this continues to evolve globally. However, if the outbreak continues on its current trajectory, such impacts could grow and become material. To the extent that our tenants and operating partners continue to be impacted by the COVID-19 outbreak, or by the other risks disclosed in our annual report, this could materially disrupt our business operations.
Our operating cash flows will primarily be provided by the rental and other property income received from leased properties.
Our secured credit facility (the “Credit Facility”) provides for aggregate borrowings of up to $29.3 million in revolving loans (the “Revolving Loans”). As of December 31, 2019, we had $5.1 million in unused capacity, subject to borrowing availability. As of December 31, 2019, we also had cash and cash equivalents of $1.2 million.
Short-term Liquidity and Capital Resources
On a short-term basis, our principal demands for funds will be for the payment of operating expenses, distributions to, and redemptions by, stockholders and interest and principal on current and any future debt financings, including principal repayments of $24.2 million due September 23, 2020. We expect to refinance the Credit Facility prior to the extended maturity date of September 23, 2020. We believe our cash on hand, net cash provided by operations and proceeds from the Offerings will be sufficient to meet our obligations as they become due in the ordinary course of business for at least 12 months following the date these financial statements are issued. However, this evaluation assumes continued positive cash flows.
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
We expect that substantially all net cash flows from operations will be used to pay distributions to our stockholders after certain capital expenditures are paid; however, we may use other sources to fund distributions, as necessary, including proceeds from the Offerings, borrowings on our Credit Facility and/or future borrowings. To the extent that cash flows from operations are lower due to lower-than-expected returns on the properties, distributions paid to our stockholders may be lower. We expect that substantially all net cash flows from the Offerings or debt financings will be used to fund acquisitions, certain capital expenditures, repayments of outstanding debt, and distributions to, or redemptions by, our stockholders.
Contractual Obligations
As of December 31, 2019, we had debt outstanding with a carrying value of $24.2 million, with a weighted average interest rate of 4.0%. See Note 6 — Credit Facility to our consolidated financial statements in this Annual Report on Form 10-K for certain terms of our debt outstanding. Our contractual obligations as of December 31, 2019 were as follows:

	Payments due by period (1)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Principal payments - credit facility	$24,175,000	$24,175,000	$—	$—	$—
Interest payments - credit facility (2)	704,718	704,718	—	—	—
Total	$24,879,718	$24,879,718	$—	$—	$—
____________________________________

(1)	The table does not include amounts due to CCI III Management or its affiliates pursuant to our advisory agreement because such amounts are not fixed and determinable.

(2)	Payment obligations for the Revolving Loans are based on a weighted average interest rate of 4.0% as of December 31, 2019 and reflect a maturity date of September 23, 2020.
Our borrowings will not exceed 75% of the cost of our gross assets (or 300% of net assets) as of the date of any borrowing, which is the maximum level of indebtedness permitted under the NASAA REIT Guidelines; however, we may exceed that limit if approved by a majority of our independent directors and disclosed to our stockholders in the next quarterly report along with justification for such excess borrowing. As of December 31, 2019, our ratio of debt to total gross assets net of gross intangible lease liabilities was 48.7%.
Our management reviews net debt as part of its management of our overall liquidity, financial flexibility, capital structure and leverage, and we therefore believe that the presentation of net debt provides useful information to stockholders. Net debt is a non-GAAP measure used to show our outstanding principal debt balance, excluding certain GAAP adjustments, such as premiums or discounts, less all cash and cash equivalents. As of December 31, 2019, our net debt leverage ratio, which is the ratio of net debt to total gross real estate assets net of gross intangible lease liabilities, if applicable, was 46.3%.
The following table provides a reconciliation of the Credit Facility balance, as reported on our consolidated balance sheet, to net debt as of December 31, 2019:

Balance as of December 31, 2019
Credit facility	$24,175,000
Less: Cash and cash equivalents	(1,206,262)
Net debt	$22,968,738
Gross real estate assets	$49,605,205
Net debt leverage ratio	46.3%
Cash Flow Analysis
Year Ended December 31, 2019 Compared to the Year Ended December 31, 2018
Operating Activities. Net cash provided by operating activities increased by $556,000 for the year ended December 31, 2019, compared to the same period in 2018. The change was primarily due to decreased interest expense resulting from the debt modification during the year ended December 31, 2019. See “— Results of Operations” for a more complete discussion of the factors impacting our operating performance.
Financing Activities. Net cash used in financing activities increased by $271,000 for the year ended December 31, 2019, compared to the same period in 2018. The change was primarily due to decrease in our net proceeds from the issuance of common stock, offset by a decrease in net repayments on the Credit Facility and a subordinate, unsecured line of credit.

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
Related-Party Transactions and Agreements
We have entered into agreements with CCI III Management and its affiliates, whereby we agree to pay certain fees to, or reimburse certain expenses of, CCI III Management or its affiliates, such as acquisition and advisory fees and expenses, organization and offering costs, distribution and stockholder servicing fees, leasing fees and reimbursement of certain operating costs. See Note 8 — Related-Party Transactions and Arrangements to our consolidated financial statements in this Annual Report on Form 10-K for a discussion of the various related-party transactions, agreements and fees.
Conflicts of Interest
Richard S. Ressler, the chairman of our Board, chief executive officer and president, who is also a founder and principal of CIM and is an officer/director of certain of its affiliates, is the chairman of the board, chief executive officer and president of CMFT and CIM Income NAV, a director of CCIT II, and vice president of CCI III Management. One of our directors, Avraham Shemesh, who is also a founder and principal of CIM and is an officer/director of certain of its affiliates, serves as a director of CMFT and CIM Income NAV, as well as the chairman of the board, chief executive officer and president of CCIT II and CCPT V, and is president and treasurer of CCI III Management. One of our independent directors, W. Brian Kretzmer, also serves as a director of CMFT and CIM Income NAV. Our chief financial officer and treasurer, Nathan D. DeBacker, who is also an officer of other real estate programs sponsored by CCO Group, is a vice president of CCI III Management and is an officer of certain of its affiliates. In addition, affiliates of CCI III Management act as an advisor to CMFT, CCPT V, CCIT II and CIM Income NAV, all of which are public, non-listed REITs sponsored or operated by CCO Group. As such, there may be conflicts of interest where CCI III Management or its affiliates, while serving in the capacity as sponsor, general partner, officer, director, key personnel and/or advisor for CIM or another real estate program sponsored or operated by CIM or CCO Group, including other real estate offerings in registration, may be in conflict with us in connection with providing services to other real estate-related programs related to property acquisitions, property dispositions, and property management among others. The compensation arrangements between affiliates of CCI III Management and these other real estate programs sponsored or operated by CCO Group could influence the advice provided to us. See Part I, Item 1. Business — Conflicts of Interest of this Annual Report on Form 10-K.
Off-Balance Sheet Arrangements
As of December 31, 2019 and 2018, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources.

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

•
The review of impairment indicators and subsequent determination of the undiscounted future cash flows could require us to reduce the carrying value of assets held and used to a fair value estimated by management and recognize an impairment loss;

•	The fair value of held for sale assets is estimated by management. This estimated value could result in a reduction of the carrying value of the asset; and

•	Changes in assumptions based on actual results may have a material impact on our financial results.
Allocation of Purchase Price of Real Estate Assets
In connection with our acquisition of properties, we allocate the purchase price to the tangible and intangible assets and liabilities acquired based on their respective relative fair values. Tangible assets consist of land, buildings, and tenant improvements. Intangible assets and liabilities consist of above- and below-market lease values and the value of in-place leases. Our purchase price allocations are developed utilizing third-party appraisal reports, industry standards and management experience. The risks and uncertainties involved in applying the principles related to purchase price allocations include, but are not limited to, the following:

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
Market Risk
The market risk associated with financial instruments and derivative financial instruments is the risk of loss from adverse changes in market prices or interest rates. Our market risk arises primarily from interest rate risk relating to variable rate borrowings. To meet our short and long-term liquidity requirements, we borrow funds at a combination of fixed and variable rates. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to manage our overall borrowing costs. To achieve these objectives, from time to time, we may enter into interest rate hedge contracts such as swaps, collars and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. We do not intend to hold or issue these derivative contracts for trading or speculative purposes. As of December 31, 2019, we had no interest rate hedge contracts. We do not have any foreign operations and thus we are not exposed to foreign currency fluctuations.
Interest Rate Risk
In connection with the acquisition of our properties, we have obtained variable rate debt financing and are therefore exposed to changes in the London Interbank Offered Rate (“LIBOR”). As of December 31, 2019, we had an aggregate of $24.2 million of variable rate debt outstanding under the Credit Facility, and a change of 50 basis points in interest rates would result in a change in interest expense of $121,000 per annum. In the future, we may obtain additional variable rate debt financing to fund certain property acquisitions and may be further exposed to interest rate changes. Our objectives in managing interest rate risks will be to limit the impact of interest rate changes on operations and cash flows and to lower overall borrowing costs. To achieve these objectives, we expect to borrow primarily at interest rates with the lowest margins available and, in some cases, with the ability to convert variable rates to fixed rates.
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
There were no changes in or disagreements with our independent registered public accountants during the year ended December 31, 2019.

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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of December 31, 2019 was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of December 31, 2019, were effective at a reasonable assurance level.
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
Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2019.
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item will be presented in our definitive proxy statement for our 2020 annual meeting of stockholders, which is expected to be filed with the SEC within 120 days after December 31, 2019, and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this Item will be presented in our definitive proxy statement for our 2020 annual meeting of stockholders, which is expected to be filed with the SEC within 120 days after December 31, 2019, and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item will be presented in our definitive proxy statement for our 2020 annual meeting of stockholders, which is expected to be filed with the SEC within 120 days after December 31, 2019, and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this Item will be presented in our definitive proxy statement for our 2020 annual meeting of stockholders, which is expected to be filed with the SEC within 120 days after December 31, 2019, and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item will be presented in our definitive proxy statement for our 2020 annual meeting of stockholders, which is expected to be filed with the SEC within 120 days after December 31, 2019, and is incorporated herein by reference.

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
Exhibits
The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the year ended December 31, 2019 (and are numbered in accordance with Item 601 of Regulation S-K).

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

3.3	Bylaws of Cole Office & Industrial REIT (CCIT III), Inc. (Incorporated by reference to Exhibit 3.3 to the Company’s Form S-11 (File No. 333-209128), filed on January 26, 2016).
4.1	Distribution Reinvestment Plan (Incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-3 (File No. 333-230565), filed on March 28, 2019).
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

10.18
First Modification Agreement, dated September 20, 2019, by and among Cole Corporate Income Operating Partnership III, LP, JPMorgan Chase Bank, N.A. as administrative agent, and other lending institutions (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 333-209128), filed September 26, 2019).

21.1*	Subsidiaries of the Registrant.
23.1*	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.
31.1*	Certifications of the Principal Executive Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications of the Principal Financial Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 27th day of March, 2020.

Cole Office & Industrial REIT (CCIT III), Inc.

By:	/s/ Nathan D. DeBacker
Nathan D. DeBacker
Chief Financial Officer and Treasurer
(Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ RICHARD S. RESSLER	Chairman of the Board of Directors, Chief Executive Officer and President	March 27, 2020
Richard S. Ressler	(Principal Executive Officer)

/s/ NATHAN D. DEBACKER	Chief Financial Officer and Treasurer	March 27, 2020
Nathan D. DeBacker	(Principal Financial Officer)

/s/ JEFFREY R. SMITH	Vice President of Accounting	March 27, 2020
Jeffrey R. Smith	(Principal Accounting Officer)

/s/ STEPHEN O. EVANS	Independent Director	March 27, 2020
Stephen O. Evans

/s/ HOWARD A. SILVER	Independent Director	March 27, 2020
Howard A. Silver

/s/ W. BRIAN KRETZMER	Independent Director	March 27, 2020
W. Brian Kretzmer

/s/ AVRAHAM SHEMESH	Director	March 27, 2020
Avraham Shemesh

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Cole Office & Industrial REIT (CCIT III), Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Cole Office & Industrial REIT (CCIT III), Inc. and subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2019, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
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
/s/ Deloitte & Touche LLP
Phoenix, Arizona
March 27, 2020
We have served as the Company’s auditor since 2014.

COLE OFFICE & INDUSTRIAL REIT (CCIT III), INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2019	December 31, 2018
ASSETS
Real estate assets:
Land	$3,245,003	$3,245,003
Buildings and improvements	41,258,770	41,258,770
Intangible lease assets	5,101,432	5,101,432
Total real estate assets, at cost	49,605,205	49,605,205
Less: accumulated depreciation and amortization	(5,735,541)	(3,823,287)
Total real estate assets, net	43,869,664	45,781,918
Cash and cash equivalents	1,206,262	635,959
Rents and tenant receivables	1,112,208	943,287
Prepaid expenses and other assets	54,716	79,198
Deferred costs, net	56,689	407,029
Total assets	$46,299,539	$47,847,391
LIABILITIES AND STOCKHOLDERS’ EQUITY
Credit facility	$24,175,000	$24,175,000
Accrued expenses and accounts payable	628,747	683,380
Due to affiliates	110,872	188,461
Distributions payable	132,145	155,111
Deferred rental income	217,149	—
Total liabilities	25,263,913	25,201,952
Commitments and contingencies
Redeemable common stock	—	182,158
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value per share; 10,000,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.01 par value per share; 245,000,000 shares authorized, 2,504,629 and 2,424,682 shares issued and outstanding as of December 31, 2019 and December 31, 2018, respectively	24,974	24,179
Class T common stock, $0.01 par value per share; 245,000,000 shares authorized, 722,873 and 747,316 shares issued and outstanding as of December 31, 2019 and December 31, 2018, respectively	7,229	7,473
Capital in excess of par value	28,707,032	28,016,307
Accumulated distributions in excess of earnings	(7,703,609)	(5,584,678)
Total stockholders’ equity	21,035,626	22,463,281
Total liabilities, redeemable common stock, and stockholders’ equity	$46,299,539	$47,847,391
The accompanying notes are an integral part of these consolidated financial statements.

COLE OFFICE & INDUSTRIAL REIT (CCIT III), INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2019	2018	2017
Revenues:
Rental and other property income	$4,467,383	$4,406,375	$4,104,597
Operating expenses:
General and administrative	932,253	936,397	815,586
Property operating	35,516	13,130	12,058
Real estate tax	544,967	506,499	1,215,423
Advisory fees and expenses	—	—	60,565
Transaction-related	—	—	41,576
Depreciation and amortization	1,912,254	1,912,254	1,493,033
Total operating expenses	3,424,990	3,368,280	3,638,241
Operating income	1,042,393	1,038,095	466,356
Other expense:
Interest expense and other, net	(1,530,075)	(1,809,807)	(1,588,351)
Net loss	$(487,682)	$(771,712)	$(1,121,995)

Class A Common Stock:
Net loss	$(331,200)	$(523,089)	$(894,373)
Basic and diluted weighted average number of common shares outstanding	2,479,876	1,977,654	993,758
Basic and diluted net loss per common share	$(0.13)	$(0.26)	$(0.90)

Class T Common Stock:
Net loss	$(156,482)	$(248,623)	$(227,622)
Basic and diluted weighted average number of common shares outstanding	740,477	699,395	228,908
Basic and diluted net loss per common share	$(0.21)	$(0.36)	$(0.99)

The accompanying notes are an integral part of these consolidated financial statements.

COLE OFFICE & INDUSTRIAL REIT (CCIT III), INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Class A Common Stock		Class T Common Stock		Capital in Excess of Par Value	Accumulated Distributions in Excess of Earnings	Total Stockholders’ Equity
	Number of Shares	Par Value	Number of Shares	Par Value
Balance, January 1, 2017	334,618	$3,346	5,225	$52	$3,068,672	$(1,442,163)	$1,629,907
Issuance of common stock	1,102,237	11,023	626,121	6,261	16,840,000	—	16,857,284
Distributions declared on common stock — $0.60 per common share	—	—	—	—	—	(711,621)	(711,621)
Commissions on stock sales and related dealer manager fees	—	—	—	—	(1,129,983)	—	(1,129,983)
Other offering costs	—	—	—	—	(169,994)	—	(169,994)
Distribution and stockholder servicing fees	—	—	—	—	(237,105)	—	(237,105)
Changes in redeemable common stock	—	—	—	—	(87,337)	—	(87,337)
Net loss	—	—	—	—	—	(1,121,995)	(1,121,995)
Balance, December 31, 2017	1,436,855	$14,369	631,346	$6,313	$18,284,253	$(3,275,779)	$15,029,156
Issuance of common stock	984,096	9,840	115,970	1,160	10,746,207	—	10,757,207
Equity-based compensation	9,066	23	—	—	20,602	—	20,625
Distributions declared on common stock — $0.60 per common share	—	—	—	—	—	(1,537,187)	(1,537,187)
Commissions on stock sales and related dealer manager fees	—	—	—	—	(747,395)	—	(747,395)
Other offering costs	—	—	—	—	(109,044)	—	(109,044)
Distribution and stockholder servicing fees	—	—	—	—	(35,533)	—	(35,533)
Redemptions of common stock	(5,335)	(53)	—	—	(47,962)	—	(48,015)
Changes in redeemable common stock	—	—	—	—	(94,821)	—	(94,821)
Net loss	—	—	—	—	—	(771,712)	(771,712)
Balance, December 31, 2018	2,424,682	$24,179	747,316	$7,473	$28,016,307	$(5,584,678)	$22,463,281
Issuance of common stock	86,168	861	24,638	247	1,006,955	—	1,008,063
Equity-based compensation	9,593	92	—	—	82,408	—	82,500
Distributions declared on common stock — $0.525 per common share	—	—	—	—	—	(1,631,249)	(1,631,249)
Commissions on stock sales and related dealer manager fees	—	—	—	—	(30,501)	—	(30,501)
Other offering costs	—	—	—	—	(6,571)	—	(6,571)
Distribution and stockholder servicing fees	—	—	—	—	15,884	—	15,884
Redemptions of common stock	(15,814)	(158)	(49,081)	(491)	(559,608)	—	(560,257)
Changes in redeemable common stock	—	—	—	—	182,158	—	182,158
Net loss	—	—	—	—	—	(487,682)	(487,682)
Balance, December 31, 2019	2,504,629	$24,974	722,873	$7,229	$28,707,032	$(7,703,609)	$21,035,626
The accompanying notes are an integral part of these consolidated financial statements.

COLE OFFICE & INDUSTRIAL REIT (CCIT III), INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net loss	$(487,682)	$(771,712)	$(1,121,995)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization, net	1,912,254	1,912,254	1,493,033
Amortization of deferred financing costs	244,673	561,711	501,250
Straight-line rental income	(79,302)	(147,731)	(210,776)
Equity-based compensation	82,500	20,625	—
Write-off of deferred financing costs	183,850	—	—
Changes in assets and liabilities:
Rents and tenant receivables	(89,619)	223,269	(494,449)
Prepaid expenses and other assets	24,482	37,598	(110,396)
Accrued expenses and accounts payable	(54,633)	(170,008)	487,383
Deferred rental income	217,149	(208,716)	4,092
Due to affiliates	(757)	(60,301)	(14,466)
Net cash provided by operating activities	1,952,915	1,396,989	533,676
Cash flows from investing activities:
Investment in real estate assets	—	—	(16,855,205)
Payment of property escrow deposits	—	—	(250,000)
Refund of property escrow deposits	—	—	250,000
Net cash used in investing activities	—	—	(16,855,205)
Cash flows from financing activities:
Proceeds from issuance of common stock	350,001	10,187,281	16,677,720
Redemptions of common stock	(560,257)	(48,015)	—
Offering costs on issuance of common stock	(37,072)	(856,439)	(1,299,977)
Distribution and stockholder servicing fees paid	(60,948)	(65,165)	(21,753)
Distributions to stockholders	(996,153)	(912,391)	(448,362)
Proceeds from credit facility	—	—	12,700,000
Repayments of credit facility	—	(7,800,000)	(2,725,000)
Proceeds from subordinate promissory note	—	2,200,000	16,488,631
Repayment of subordinate promissory note	—	(3,800,000)	(25,188,631)
Deferred financing costs paid	(78,183)	(17,762)	(114,687)
Net cash (used in) provided by financing activities	(1,382,612)	(1,112,491)	16,067,941
Net increase (decrease) in cash and cash equivalents	570,303	284,498	(253,588)
Cash and cash equivalents, beginning of period	635,959	351,461	605,049
Cash and cash equivalents, end of period	$1,206,262	$635,959	$351,461

Supplemental disclosures of non-cash investing and financing activities:
Distributions declared and unpaid	$132,145	$155,111	$100,241
Change in accrued distribution and stockholder servicing fees	$(15,884)	$35,533	$237,105
Common stock issued through distribution reinvestment plan	$658,062	$569,926	$179,564
Supplemental cash flow disclosures:
Interest paid	$1,107,570	$1,269,123	$1,102,926
Cash paid for taxes	$7,048	$6,467	$2,491
The accompanying notes are an integral part of these consolidated financial statements.

COLE OFFICE & INDUSTRIAL REIT (CCIT III), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — ORGANIZATION AND BUSINESS
Cole Office & Industrial REIT (CCIT III), Inc. (the “Company”) is a non-exchange traded real estate investment trust (“REIT”) formed as a Maryland corporation on May 22, 2014, that elected to be taxed, and currently qualifies, as a REIT for U.S. federal income tax purposes commencing with its taxable year ended December 31, 2017. The Company primarily acquires and operates commercial real estate assets, primarily consisting of single-tenant, income-producing necessity office and industrial properties, which are leased to creditworthy tenants under long-term leases. As of December 31, 2019, the Company owned two office and industrial properties, comprising 391,000 rentable square feet of commercial space located in two states. As of December 31, 2019, the rentable square feet at these properties was 100% leased.
Substantially all of the Company’s business is conducted through Cole Corporate Income Operating Partnership III, LP (“CCI III OP”), a Delaware limited partnership, of which the Company is the sole general partner and owns, directly or indirectly, 100% of the partnership interests.
The Company is externally managed by Cole Corporate Income Management III, LLC, a Delaware limited liability company (“CCI III Management”), which is an affiliate of CIM Group, LLC (“CIM”). CIM is a community-focused real estate and infrastructure owner, operator, developer and lender with multi-disciplinary expertise, including acquisitions, management, development, leasing, research and capital markets. CIM is headquartered in Los Angeles, California and has offices in Oakland, California; Bethesda, Maryland; Dallas, Texas; New York, New York; Chicago, Illinois and Phoenix, Arizona.
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
Effective December 31, 2018, the primary portion of the Offering was terminated, but the Company continued to issue Class A Shares and Class T Shares pursuant to the DRIP portion of the Offering. On March 28, 2019, the Company registered an aggregate of $4,300,000 of Class A Shares and Class T Shares pursuant to a Registration Statement on Form S-3 (Registration No. 333-230565) filed with the U.S. Securities and Exchange Commission (the “SEC”), which was declared effective on April 5, 2019 (the “DRIP Offering” and collectively with the Offering, the “Offerings”). As of April 30, 2019, the Company ceased issuing shares in the Offering and had sold a total of $31.2 million of Class A Shares and Class T Shares pursuant to the Offering, including $30.2 million ($23.3 million in Class A Shares and $6.9 million in Class T Shares) sold to the public pursuant to the primary portion of the Offering and $1.0 million ($655,000 in Class A Shares and $350,000 in Class T Shares) sold pursuant to the DRIP portion of the Offering. The unsold Class A Shares and Class T Shares in the Offering of $3.5 billion in the aggregate were subsequently deregistered. The Company began to issue Class A Shares and Class T Shares under the DRIP Offering on May 1, 2019 and will continue to issue shares under the DRIP Offering.
The Company’s board of directors (the “Board”) establishes an updated estimated per share net asset value (“NAV”) of the Company’s common stock on at least an annual basis for purposes of assisting broker-dealers that participated in the Offering in meeting their customer account reporting obligations under Financial Industry Regulatory Authority Rule 2231. Distributions are reinvested in shares of the Company’s common stock under the DRIP at the estimated per share NAV as determined by the Board. Additionally, the estimated per share NAV as determined by the Board serves as the per share NAV for purposes of the share redemption program. As of December 31, 2019, the Company’s first estimated per share NAV was $8.60 per share for both Class A and Class T Shares, which was established on February 13, 2019 using a valuation date of December 31, 2018. On March 25, 2020, the Board established an updated estimated per share NAV of the Company’s common stock, as of December 31, 2019, of $7.60 per share for both Class A Shares and Class T Shares. As a result, commencing on March 30, 2020, distributions are reinvested under the DRIP at a price of $7.60 per share for both Class A Shares and Class T Shares, the

COLE OFFICE & INDUSTRIAL REIT (CCIT III), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

estimated per share NAV as of December 31, 2019, as determined by the Board. Additionally, $7.60 per share will serve as the most recent estimated per share NAV for purposes of the share redemption program. The Company’s estimated per share NAVs are not audited or reviewed by its independent registered public accounting firm.
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
Reclassifications
Certain amounts in the Company’s prior period consolidated financial statements have been reclassified to conform to the current period presentation.
The Company combined rental income of $3.9 million and tenant reimbursement income of $518,000 for the year ended December 31, 2018, and rental income of $2.9 million and tenant reimbursement income of $1.2 million for the year ended December 31, 2017, into a single financial statement line item, rental and other property income, in the consolidated statements of operations.
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
Recoverability of Real Estate Assets
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate assets may not be recoverable. Impairment indicators that the Company considers include, but are not limited to: bankruptcy or other credit concerns of a property’s major tenant, such as a history of late payments, rental concessions and other factors; a significant decrease in a property’s revenues due to lease terminations; vacancies; co-tenancy clauses; reduced lease rates; changes in anticipated holding periods; or other circumstances. When indicators of potential impairment are present, the Company assesses the recoverability of the assets by determining whether the carrying amount of the assets will be recovered through the undiscounted future cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying amount, the Company will adjust the real estate assets to their respective fair values and recognize an impairment loss. Generally, fair value will be determined using a discounted cash flow analysis and recent comparable sales transactions. No impairment indicators were identified and no impairment losses were recorded during the years ended December 31, 2019, 2018 or 2017.

COLE OFFICE & INDUSTRIAL REIT (CCIT III), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assets Held for Sale
When a real estate asset is identified by the Company as held for sale, the Company will cease recording depreciation and amortization of the assets related to the property and estimate its fair value, net of selling costs. If, in management’s opinion, the fair value, net of selling costs, of the asset is less than the carrying amount of the asset, an adjustment to the carrying amount is then recorded to reflect the estimated fair value of the property, net of selling costs. There were no assets identified as held for sale as of December 31, 2019 or 2018.
Allocation of Purchase Price of Real Estate Assets
Upon the acquisition of real properties, the Company allocates the purchase price to acquired tangible assets, consisting of land, buildings and improvements, and to identified intangible assets and liabilities, consisting of the value of above- and below-market leases and the value of in-place leases and other intangibles, based in each case on their relative fair values. The Company utilizes independent appraisals to assist in the determination of the fair values of the tangible assets of an acquired property (which includes land and buildings). The information in the appraisal, along with any additional information available to the Company’s management, is used in estimating the amount of the purchase price that is allocated to land. Other information in the appraisal, such as building value and market rents, may be used by the Company’s management in estimating the allocation of purchase price to the building and to intangible lease assets and liabilities. The appraisal firm has no involvement in management’s allocation decisions other than providing this market information.
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
In April 2017, the Company elected to early adopt Accounting Standards Update (“ASU”) No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”), which clarifies the definition of a business by adding guidance to assist entities in evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Beginning in April 2017, all real estate acquisitions qualified as asset acquisitions, and as such, acquisition-related fees and certain acquisition-related expenses related to these asset acquisitions are now capitalized and allocated to tangible and intangible assets and liabilities as described above. Other acquisition-related expenses, such as advisor reimbursements, continue to be expensed as incurred and are included in transaction-related expenses in the accompanying consolidated statements of operations. Prior to the adoption of ASU 2017-01 in April 2017, all of the Company’s real estate acquisitions were accounted for as business combinations, and as such, acquisition-related expenses related to these business combination acquisitions were expensed as incurred. Prior to April 2017, acquisition-related expenses included within transaction-related expenses in the Company’s consolidated statements of operations primarily consisted of legal, deed transfer and other costs related to real estate purchase transactions, including costs incurred for deals that were not consummated. The Company expects any future acquisitions to qualify as asset acquisitions and, as such, the Company will allocate the purchase price to acquired tangible assets and identified intangible assets and liabilities on a relative fair value basis.
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
Deferred Financing Costs
Deferred financing costs represent commitment fees, legal fees and other costs associated with obtaining commitments for financing. These costs are amortized to interest expense over the terms of the respective financing agreements using the straight-line method, which approximates the effective interest method. Unamortized deferred financing costs are written off when the associated debt is extinguished or repaid prior to maturity. The presentation of all deferred financing costs, other than those associated with the revolving loan portion of the credit facility, are classified such that the debt issuance costs related to a recognized debt liability are presented on the consolidated balance sheets as a direct deduction from the carrying amount of the related debt liability rather than as an asset. Debt issuance costs related to securing the Company’s revolving line of credit are presented as an asset and amortized ratably over the term of the line of credit arrangement. The Company’s total deferred costs, net in the accompanying consolidated balance sheets relate only to the revolving loan portion of the Credit Facility (as defined in Note 6 — Credit Facility). As of December 31, 2019 and 2018, the Company had $57,000 and $407,000, respectively, of deferred financing costs, net of accumulated amortization, related to the revolving loan portion of the Credit Facility. Costs incurred in seeking financing transactions that do not close are expensed in the period in which it is determined the financing will not close.
Distribution and Stockholder Servicing Fees
The Company pays CCO Capital a distribution and stockholder servicing fee for Class T Shares sold in the primary portion of the Offering which is calculated on a daily basis in an amount equal to 1/365th of 1.0% of the per share NAV. The aggregate distribution and stockholder servicing fee for Class T Shares will not exceed an amount equal to 4.0% of the total gross offering proceeds of Class T Shares sold in the primary portion of the Offering. The Company will cease paying the distribution and stockholder servicing fee with respect to Class T Shares sold in the Offering at the earliest of: (i) the end of the month in which the transfer agent, on the Company’s behalf, determines that total distribution and stockholder servicing fees paid by a stockholder within his or her individual account would be equal to 4.0% of the stockholder’s total gross investment amount at the time of the purchase of the primary Class T Shares held in such account, or a lower limit agreed upon between the Company’s dealer manager and the participating broker-dealer at the time such Class T Shares were sold; (ii) the date on which the aggregate underwriting compensation from all sources equals 10.0% of the gross offering proceeds (i.e., excluding proceeds from sales pursuant to the DRIP); (iii) the fourth anniversary of the last day of the month in which the Offering (excluding the offering of shares pursuant to the DRIP) terminates; (iv) the date such Class T Share is no longer outstanding; and (v) the date the Company effects a liquidity event (such as the sale of the Company, the sale of all or substantially all of the Company’s

COLE OFFICE & INDUSTRIAL REIT (CCIT III), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assets, a merger or similar transaction, the listing of the Company’s shares of common stock for trading on a national securities exchange or an alternative strategy that would result in a significant increase in the opportunities for stockholders to dispose of their shares). CCO Capital may, in its discretion, reallow to participating broker-dealers all or a portion of the distribution and stockholder servicing fee. At the time the Company ceases paying the distribution and stockholder servicing fee with respect to an outstanding Class T Share pursuant to the provisions above, such Class T Share will convert into a number of Class A Shares (including any fractional shares) with an equivalent net asset value as such share. The distribution and stockholder servicing fee is paid monthly in arrears. An estimated liability for future distribution and stockholder servicing fees payable to CCO Capital was recognized at the time each Class T Share was sold and included in due to affiliates in the consolidated balance sheets with a corresponding decrease to capital in excess of par value.
Due to Affiliates
Certain affiliates of CCI III Management received, and will continue to receive, fees, reimbursements and compensation in connection with services provided relating to the Offerings and the acquisition, management, financing and leasing of the Company’s assets.
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
Leases
The Company adopted ASU No. 2016-02, Leases (Topic 842) (“ASC 842”), on January 1, 2019 using the optional alternative transition method for financial information and related disclosures. The Company elected the “package of practical expedients,” which permits the Company to not reassess under the new standard prior conclusions about lease identification, lease classification and initial direct costs. The Company has lease agreements with lease and non-lease components. The Company has elected to not separate non-lease components from lease components for all classes of underlying assets (primarily real estate assets) and will account for the combined components as rental and other property income. Non-lease components included in rental and other property income include certain tenant reimbursements for maintenance services (including common-area maintenance services or “CAM”), real estate taxes, insurance and utilities paid for by the lessor but consumed by the lessee. As a lessor, the Company has further determined that this policy will be effective only on a lease that has been classified as an operating lease and the revenue recognition pattern and timing is the same for both types of components. The Company is not a party to any material leases where it is the lessee.
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
Revenue Recognition
Rental and other property income is primarily derived from fixed contractual payments from operating leases and, therefore, is generally recognized on a straight-line basis over the term of the lease, which typically begins the date the tenant takes control of the space. When the Company acquires a property, the terms of existing leases are considered to commence as of the acquisition date for the purpose of this calculation. Variable rental and other property income consists primarily of tenant reimbursements for recoverable real estate taxes and operating expenses which are included in rental and other property income in the period when such costs are incurred, with offsetting expenses in real estate taxes and property operating expenses, respectively, within the consolidated statements of operations. The Company defers the recognition of variable rental and other property income, such as percentage rents, until the specific target that triggers the contingent rental income is achieved.

COLE OFFICE & INDUSTRIAL REIT (CCIT III), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company continually reviews whether collection of lease-related receivables, including any straight-line rent, and current and future operating expense reimbursements from tenants are probable. The determination of whether collectability is probable takes into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. Upon the determination that the collectability of a receivable is not probable, the Company will record a reduction to rental and other property income for amounts previously recorded and a decrease in the outstanding receivable. Revenue from leases where collection is deemed to be less than probable is recorded on a cash basis until collectability becomes probable. Management’s estimate of the collectability of lease-related receivables is based on the best information available to management. The Company does not use a general reserve approach and lease-related receivables are adjusted and taken against rental and other property income only when collectability becomes not probable.
Income Taxes
The Company elected to be taxed, and currently qualifies, as a REIT for federal income tax purposes under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), beginning with its taxable year ended December 31, 2017. The Company will generally not be subject to federal corporate income tax to the extent it distributes its taxable income to its stockholders, and so long as it, among other things, distributes at least 90% of its annual taxable income (computed without regard to the dividends paid deduction and excluding net capital gains). REITs are subject to a number of other organizational and operational requirements. Even if the Company maintains its qualification for taxation as a REIT, it or its subsidiaries may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed income.
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
Net Loss and Distributions Per Share
The Company has two classes of common stock. Accordingly, the Company utilizes the two-class method to determine its earnings per share, which can result in different earnings per share for each of the classes. Under the two-class method, earnings per share of each class of common stock are computed by dividing the sum of the distributed earnings to common stockholders and undistributed earnings allocated to common stockholders by the weighted average number of shares for each class of common stock for the respective period. The distributed earnings to Class T Share common stockholders represents distributions declared less the distribution and stockholder servicing fees paid with respect to Class T Shares sold in the primary portion of the Offering. Diluted income per share, when applicable, considers the effect of any potentially dilutive share equivalents, of which the Company had none for each of the years ended December 31, 2019, 2018 or 2017. Distributions per share are calculated based on the authorized daily distribution rate.
Offering and Related Costs
CCI III Management funds all of the organization and offering costs on the Company’s behalf (excluding selling commissions, dealer manager fees and distribution and stockholder servicing fees) and may be reimbursed for such costs up to 1.0% of the gross proceeds from the Offering. As of December 31, 2019, CCI III Management had paid organization and offering costs in excess of 1.0% of the gross proceeds from the Offering. These excess costs were not included in the financial statements of the Company because such costs were not a liability of the Company as they exceeded 1.0% of the aggregate gross proceeds from the Offering. The Company expenses organization costs as incurred and records offering costs, which include items such as legal and accounting fees, marketing, personnel, promotional and printing costs, as a reduction of capital in excess of par value along with selling commissions, and dealer manager fees in the period in which they become payable.
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

COLE OFFICE & INDUSTRIAL REIT (CCIT III), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recent Accounting Pronouncements
From time to time, new accounting pronouncements are issued by various standard setting bodies that may have an impact on the Company’s accounting and reporting. Except as otherwise stated below, the Company is currently evaluating the effect that certain new accounting requirements may have on the Company’s accounting and related reporting and disclosures in the Company’s consolidated financial statements.
In June 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326) (“ASU 2016-13”), which was subsequently amended by ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses (“ASU 2018-19”), in November 2018. Subsequently, the FASB issued ASU No. 2019-04, ASU No. 2019-05, ASU No. 2019-10 and ASU No. 2019-11 to provide additional guidance on the credit losses standard. ASU 2016-13 and the related updates are intended to improve financial reporting requiring more timely recognition of credit losses on loans and other financial instruments that are not accounted for at fair value through net income, including loans held for investment, held-to-maturity debt securities, net investment in leases and other such commitments. ASU 2016-13 requires that financial assets measured at amortized cost be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The amendments in ASU 2016-13 require the Company to measure all expected credit losses based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the financial assets and eliminates the “incurred loss” methodology under current GAAP. ASU 2018-19 clarified that receivables arising from operating leases are not within the scope of Topic 326. Instead, impairment of receivables arising from operating leases should be accounted for in accordance with Topic 842, Leases. ASU 2016-13 and ASU 2018-19 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2019. Early adoption is permitted for fiscal years, and interim periods within those years, beginning after December 15, 2018. The Company will adopt this ASU during the first quarter of fiscal year 2020 and does not expect it will have a material impact on its consolidated financial statements.
In August 2018, the FASB issued ASU No. 2018-13, Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). This ASU amends and removes several disclosure requirements including the valuation processes for Level 3 fair value measurements. ASU 2018-13 also modifies some disclosure requirements and requires additional disclosures for changes in unrealized gains and losses included in other comprehensive income for recurring Level 3 fair value measurements and requires the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The provisions of ASU 2018-13 are effective January 1, 2020 using a prospective transition method for amendments effecting changes in unrealized gains and losses, significant unobservable inputs used to develop Level 3 fair value measurements and narrative description on uncertainty of measurements. The remaining provisions of ASU 2018-13 are to be applied retrospectively, and early adoption is permitted. The Company will adopt this ASU during the first quarter of fiscal year 2020 and does not expect it will have a material impact on its consolidated financial statements.
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
The following describes the methods the Company uses to estimate the fair value of the Company’s financial assets and liabilities:
Credit facility — The fair value is estimated by discounting the expected cash flows based on estimated borrowing rates available to the Company as of the measurement date. These financial instruments are valued using Level 2 inputs. As of December 31, 2019, the estimated fair value of the Company’s debt was $24.2 million, which approximated its carrying value. As of December 31, 2018, the estimated fair value of the Company’s debt was $24.3 million, compared to a carrying value of $24.2 million. The carrying and fair values exclude net deferred financing costs.
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
Considerable judgment is necessary to develop estimated fair values of financial assets and liabilities. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize, or be liable for, upon disposition of the financial assets and liabilities. As of December 31, 2019 and 2018, there have been no transfers of financial assets or liabilities between fair value hierarchy levels.
NOTE 4 — REAL ESTATE ASSETS
2019 and 2018 Property Acquisitions
During the years ended December 31, 2019 and 2018, the Company did not acquire any properties.
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
Asset Concentration
As of December 31, 2019, the Company had two tenants that constitute significant asset concentrations. The tenant of the 2017 Acquisition, Enerpac, is a significant tenant and is a subsidiary of Actuant Corporation. The audited financial statements for Actuant Corporation, for the fiscal year ended August 31, 2019, are publicly available on the SEC’s website, http://www.sec.gov. The tenant of the Company’s second property, Siemens Corporation, is a significant tenant and is a subsidiary of Siemens AG. The audited financial statements for Siemens AG, for the fiscal year ended September 30, 2019, can be found on

COLE OFFICE & INDUSTRIAL REIT (CCIT III), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

their website at https://assets.new.siemens.com/siemens/assets/api/uuid:f224a87a-6265-4e40-a3f5-003257f08a11/siemens-sag2019-e.pdf.
NOTE 5 — INTANGIBLE LEASE ASSETS
The Company’s intangible lease assets consisted of the following as of December 31, 2019 and 2018:

	As of December 31,
	2019	2018
In-place leases, net of accumulated amortization of $1,406,599 and $943,541, respectively
(with a weighted average life remaining of 8.8 years and 9.8 years, respectively)	$3,694,833	$4,157,891
Amortization expense for the in-place leases is included in depreciation and amortization in the accompanying consolidated statements of operations. The following table summarizes the amortization related to the in-place lease assets for the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
	2019	2018	2017
In-place lease amortization	$463,058	$463,058	$374,832
The following table summarizes the estimated amortization relating to the intangible lease assets subsequent to December 31, 2019:

Amortization
Year ending December 31,	In-Place Leases
2020	$463,058
2021	463,058
2022	463,058
2023	463,058
2024	463,058
Thereafter	1,379,543
Total	$3,694,833
NOTE 6 — CREDIT FACILITY
As of December 31, 2019, the Company had $24.2 million of debt outstanding, with a weighted average interest rate of 4.0% and a weighted average term to maturity of nine months.
The following table summarizes the debt balances as of December 31, 2019 and 2018, respectively, and the debt activity for the year ended December 31, 2019:

		During the Year Ended December 31, 2019
	Balance as of December 31, 2018	Debt Issuance	Repayments	Balance as of December 31, 2019
Credit facility	$24,175,000	$—	$—	$24,175,000
Total debt	$24,175,000	$—	$—	$24,175,000
Credit Facility
As of December 31, 2019, the Company had $24.2 million of debt outstanding under its secured credit facility (the “Credit Facility”) with JPMorgan Chase Bank, N.A. (“JPMorgan Chase”), as administrative agent, and the lenders under the credit agreement (as amended, the “Credit Agreement”), that previously provided for borrowings of up to $100.0 million in revolving loans (the “Revolving Loans”). On September 20, 2019, the Credit Agreement was modified to extend the maturity date of such loans to September 23, 2020 and reduced the borrowing commitment to $29.3 million (the “First Modification”). The First Modification also amended the definition of asset value, in part, by removing certain tenant concentration limits, and removed the option to further extend the maturity date.

COLE OFFICE & INDUSTRIAL REIT (CCIT III), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Depending upon the type of loan specified and overall leverage ratio, the Credit Facility bears interest at (i) the one-month, two-month, three-month or six-month London Interbank Offered Rate (“LIBOR”) multiplied by the statutory reserve rate plus an interest rate spread of 2.20%; or (ii) a base rate of 1.20%, plus the greater of: (a) JPMorgan Chase’s Prime Rate (as defined in the Credit Agreement); (b) the Federal Funds Effective Rate (as defined in the Credit Agreement) plus 0.50%; or (c) the one-month LIBOR multiplied by the statutory reserve rate plus 1.0%. As of December 31, 2019, the Revolving Loans outstanding totaled $24.2 million at a weighted average interest rate of 4.0%. The Company had $5.1 million in unused capacity, subject to borrowing availability, as of December 31, 2019.
The Credit Agreement contains provisions with respect to covenants, events of default and remedies customary for facilities of this nature. In particular, the Credit Agreement requires the Company to maintain a minimum consolidated net worth greater than or equal to 75% of the equity issued from the date of the Credit Agreement, a leverage ratio no greater than 60%, and a fixed charge coverage ratio equal to or greater than 1.50. The Company believes it was in compliance with the financial covenants of the Credit Agreement as of December 31, 2019.
Maturities
Liquidity and Financial Condition — As of December 31, 2019, the Company had $24.2 million of debt outstanding under the Credit Facility maturing on September 23, 2020. The Company expects to enter into new financing arrangements to meet its obligations as they become due, which management believes is probable based on the current loan-to-value ratios, the occupancy of the Company’s properties and assessment of the current lending environment. The Company believes cash on hand, net cash provided by operations, and the entry into new financing arrangements will be sufficient to meet its obligations as they become due in the ordinary course of business for at least 12 months following the date these financial statements are issued.
The following table summarizes the scheduled aggregate principal repayments for the Company’s outstanding debt subsequent to December 31, 2019:

Principal Repayments
2020	$24,175,000
2021	—
2022	—
2023	—
2024	—
Thereafter	—
Total	$24,175,000
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

COLE OFFICE & INDUSTRIAL REIT (CCIT III), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 8 — RELATED-PARTY TRANSACTIONS AND ARRANGEMENTS
The Company has incurred, and will continue to incur, commissions, fees and expenses payable to CCI III Management and certain of its affiliates in connection with the Offerings and the acquisition, management and disposition of its assets.
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
Organization and offering expenses
All other organization and offering expenses associated with the sale of the Company’s common stock (excluding selling commissions, dealer manager fees and distribution and stockholder servicing fees) were paid by CCI III Management or its affiliates and were reimbursed by the Company up to 1.0% of aggregate gross offering proceeds, including proceeds from sales of shares under the DRIP. As of December 31, 2019, CCI III Management had paid organization and offering expenses in excess of the 1.0% of aggregate gross offering proceeds in connection with the Offering. These excess amounts were not included in the consolidated financial statements of the Company because such amounts were not a liability of the Company as they exceeded 1.0% of gross proceeds from the Offering. Since the Offering has been terminated, these excess amounts will not be paid.
Distribution and stockholder servicing fees
The Company pays CCO Capital a distribution and stockholder servicing fee for Class T Shares that, prior to the Board’s determination of an estimated per share NAV, was calculated on a daily basis in an amount equal to 1/365th of 1.0% of the purchase price per share of the Class T Shares sold in the primary portion of the Offering. Commencing on February 19, 2019, the distribution and stockholder servicing fee for Class T Shares is calculated on a daily basis in an amount equal to 1/365th of 1.0% of the per share NAV. The distribution and stockholder servicing fee is paid monthly in arrears from cash flows from operations or, if the Company’s cash flows from operations are not sufficient to pay the distribution and stockholder servicing fee, from borrowings in anticipation of future cash flows. An estimated liability for future distribution and stockholder servicing fees payable to CCO Capital was recognized at the time each Class T Share was sold and included in due to affiliates in the consolidated balance sheets with a corresponding decrease to capital in excess of par value. The Company will cease paying the distribution and stockholder servicing fee with respect to Class T Shares at the earliest of (i) the end of the month in which the total distribution and stockholder servicing fees paid by a stockholder within his or her individual account would be equal to 4.0% of the stockholder’s total gross investment amount at the time of the purchase of the primary Class T Shares held in such account, or a lower limit agreed upon between the Company’s dealer manager and the participating broker-dealer at the time such Class T Shares were sold; (ii) the date on which the aggregate underwriting compensation from all sources equals 10.0% of the gross proceeds from the aggregate sale of the Class A Shares and Class T Shares in the Offering, excluding proceeds from sales pursuant to the DRIP; (iii) the fourth anniversary of the last day of the month in which the Offering (excluding the offering of shares pursuant to the DRIP) terminates; (iv) the date such Class T Share is no longer outstanding; and (v) the date the Company effects a liquidity event. CCO Capital may, in its discretion, reallow to participating broker-dealers all or a portion of the distribution and stockholder servicing fee for services that such participating broker-dealers perform in connection with the distribution of Class T Shares. At the time the Company ceases paying the distribution and stockholder servicing fee with respect to an outstanding Class T Share pursuant to the provisions above, such Class T Share will convert into a number of Class A Shares (including any fractional shares) with an equivalent net asset value as such Class T Share. The Company cannot predict when this will occur. No distribution and stockholder servicing fees are paid to CCO Capital or other participating broker-dealers with respect to shares sold pursuant to the DRIP.
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
Advisory fees and expenses
Pursuant to the advisory agreement, the Company pays CCI III Management a monthly advisory fee based upon the Company’s monthly average asset value, which is equal to the following amounts: (i) an annualized rate of 0.75% paid on the Company’s average asset value that is between $0 and $2.0 billion; (ii) an annualized rate of 0.70% paid on the Company’s average asset value that is between $2.0 billion and $4.0 billion; and (iii) an annualized rate of 0.65% paid on the Company’s average asset value that is over $4.0 billion. During the year ended December 31, 2018, these advisory fees exceeded the expense limit of the greater of 2.0% of the average invested assets or 25.0% of net income (see operating expenses below) and were not recognized in the consolidated financial statements of the Company because such amounts were not contractually payable by the Company. As of December 31, 2018, $576,000 of advisory fees exceeded such expense limit. Subsequent to December 31, 2018, CCI III Management waived its right to receive these amounts, even if future operating expenses are below the expense limits. Additionally, CCI III Management waived its right to receive a monthly advisory fee during the full year ending December 31, 2019. As such, during the year ended December 31, 2019, the advisor waived advisory fees of $385,000, which was not recognized in the consolidated financial statements of the Company because such amounts were not contractually payable by the Company. As of December 31, 2019, $961,000 of advisory fees have been waived since inception.
Operating expenses
The Company reimburses CCI III Management or its affiliates for the operating expenses they paid or incurred in connection with advisory and administrative services provided to the Company, subject to the limitation that the Company will not reimburse CCI III Management or its affiliates for any amount by which the operating expenses (including the advisory fee) at the end of the four preceding fiscal quarters exceed the greater of (i) 2.0% of average invested assets, or (ii) 25.0% of net income, excluding any additions to reserves for depreciation or other similar non-cash reserves and excluding any gain from the sale of assets for that period. The Company will not reimburse CCI III Management or its affiliates for compensation paid to the Company’s executive officers or employees of CCI III Management in connection with the services for which CCI III Management or its affiliates receive an acquisition fee, financing coordination fee or disposition fee. During the year ended December 31, 2019, $567,000 of operating expense reimbursements were deferred by the advisor, which were not recognized in the consolidated financial statements of the Company because such amounts were not contractually payable by the Company. However, these amounts may become payable if the advisor recoups expense reimbursements as capacity becomes available under the greater of 2.0% of average invested assets or 25.0% of net income limitations through reimbursements in a subsequent period.
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
Disposition fees
If CCI III Management or its affiliates provide a substantial amount of services (as determined by a majority of the Company’s independent directors) in connection with the sale of one or more properties (or the Company’s entire portfolio), the Company will pay CCI III Management or its affiliates a disposition fee in an amount equal to up to one-half of the real estate or brokerage commission paid by the Company to third parties on the sale of such properties, not to exceed 1.0% of the contract price of the properties sold; provided, however, in no event may the total disposition fees paid to CCI III Management, its affiliates, and unaffiliated third parties, exceed the lesser of the customary competitive real estate commission or an amount equal to 6.0% of the contract sales price. In addition, if CCI III Management or its affiliates provides a substantial amount of services (as determined by a majority of the Company’s independent directors) in connection with the sale of one or more assets other than properties, the Company may separately compensate CCI III Management or its affiliates at such rates and in such

COLE OFFICE & INDUSTRIAL REIT (CCIT III), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amounts as the Board, including a majority of the independent directors, and CCI III Management agree upon, not to exceed an amount equal to 1.0% of the contract price of the assets sold. During the years ended December 31, 2019, 2018 and 2017, no disposition fees were incurred for any such services provided by CCI III Management or its affiliates.
Subordinated performance fees
The Company will pay a subordinated performance fee in connection with one of the following alternative events: (1) if the Company’s shares are listed on a national securities exchange, CCI III Management, or its affiliates, will be entitled to a subordinated performance fee equal to 15.0% of the amount, if any, by which (i) the market value of the Company’s outstanding stock plus distributions paid by the Company prior to listing, exceeds (ii) the sum of the total amount of capital raised from stockholders and the amount of distributions necessary to generate a 6.0% annual cumulative, non-compounded return to stockholders; (2) if the Company is sold or its assets are liquidated, CCI III Management will be entitled to a subordinated performance fee equal to 15.0% of the net sale proceeds remaining after stockholders have received, from regular distributions plus special distributions paid from proceeds of such sale, a return of their net capital invested and a 6.0% annual cumulative, non-compounded return; or (3) upon termination of the advisory agreement, CCI III Management may be entitled to a subordinated performance fee similar to the fee to which it would have been entitled had the portfolio been liquidated (based on an independent appraised value of the portfolio) on the date of termination. During the years ended December 31, 2019, 2018 and 2017, no subordinated performance fees were incurred related to any such events.
The Company incurred commissions, fees and expense reimbursements as shown in the table below for services provided by CCI III Management and its affiliates related to the services described above during the periods indicated:

	Year Ended December 31,
	2019	2018	2017
Selling commissions	$23,501	$540,706	$798,184
Dealer manager fees	$7,000	$206,689	$331,799
Distribution and stockholder servicing fees (1)	$60,948	$65,165	$21,753
Organization and offering costs	$6,571	$109,044	$169,944
Acquisition fees and expenses	$—	$—	$330,000
Advisory fees	$—	$—	$60,565
Operating expenses	$—	$—	$50,000
Financing coordination fees	$—	$—	$99,750
______________________

(1)
Amounts are calculated for the respective periods in accordance with the dealer manager agreement and exclude the estimated liability for future distribution and stockholder servicing fees payable to CCO Capital of $111,000 and $188,000 for the years ended December 31, 2019 and 2018, respectively, which is included in due to affiliates in the consolidated balance sheets with a corresponding decrease to capital in excess of par value, as described in Note 2 — Summary of Significant Accounting Policies.

Due to Affiliates
As of December 31, 2019 and 2018, $111,000 and $188,000, respectively, was recorded for services and expenses incurred, but not yet reimbursed to CCI III Management, or its affiliates. The amounts are primarily for future distribution and stockholder servicing fees.
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

COLE OFFICE & INDUSTRIAL REIT (CCIT III), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 10 — STOCKHOLDERS’ EQUITY
As of December 31, 2019, 2018, and 2017, the Company was authorized to issue 490.0 million shares of common stock pursuant to the primary offering, consisting of two classes of shares (245.0 million in Class A Shares and 245.0 million in Class T Shares) and 10.0 million shares of preferred stock. All shares of such stock have a par value of $0.01 per share. On July 14, 2014, VEREIT Operating Partnership, L.P. (“VEREIT OP”) acquired 8,000 shares of common stock, at $25.00 per share. Effective December 30, 2015, the Company effected a stock split, whereby every one share of their common stock issued and outstanding was split into two and one-half shares of common stock, resulting in 20,000 Class A Shares of common stock issued and outstanding. On February 1, 2018, VEREIT OP transferred these 20,000 shares to CCI III Management and pursuant to the Company’s charter, CCI III Management is prohibited from selling the 20,000 shares of the common stock that represents the initial investment in the Company for so long as CCO Group remains the Company’s sponsor; provided, however, that CCI III Management may transfer ownership of all or a portion of these 20,000 shares of the Company’s common stock to other affiliates of the Company’s sponsor.
Distribution Reinvestment Plan
Pursuant to the DRIP, the Company allows stockholders to elect to have their distributions reinvested in additional shares of the Company’s common stock at the most recent estimated per share NAV. Distributions on Class A Shares are reinvested in Class A Shares and distributions on Class T Shares are reinvested in Class T Shares.
The Board may terminate or amend the DRIP at the Company’s discretion at any time upon ten days’ prior written notice to the stockholders. During the years ended December 31, 2019, 2018 and 2017, approximately 76,000, 63,000 and 20,000 shares, respectively, were purchased under the DRIP for $658,000, $570,000, and $180,000, respectively, which were recorded as redeemable common stock on the consolidated balance sheets.
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
Except for redemptions due to a stockholder’s death, bankruptcy or other exigent circumstances, the redemption price per share will equal the per share value shown on the stockholder’s most recent customer account statement. The redemption price will be adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to the Company’s common stock if any such event is not already reflected in the per share value shown on the stockholder’s most recent customer account statement. As a result of the Board’s determination of an estimated value of the Company’s shares of common stock, the estimated per share NAV of $7.60 for both Class A Shares and Class T Shares, as of December 31, 2019, will serve as the most recent estimated per share NAV for purposes of the share redemption program, effective March 30, 2020, until such time as the Board determines a new estimated per share NAV. See the discussion of the estimated per share NAV of the Company’s common stock effective March 30, 2020 in Note 14 — Subsequent Events.
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
The Company redeems shares no later than the end of the month following the end of each fiscal quarter. Requests for redemption must be received on or prior to the end of the fiscal quarter in order for the Company to repurchase the shares in the month following the end of that fiscal quarter. The Board may amend, suspend or terminate the share redemption program at any time upon 30 days’ notice to the stockholders. During the year ended December 31, 2019 and 2018, the Company redeemed approximately 65,000 and 5,300 shares under the share redemption program for $560,000 and $48,000, respectively. The Company did not redeem any shares during the years ended December 31, 2017.
Distributions Payable and Distribution Policy
The Board authorized a daily distribution, based on 365 days in the calendar year, of $0.001369863 per Class A Share for stockholders of record as of the close of business on each day of the period commencing on April 1, 2019 and ending on December 31, 2019. The Board authorized a daily distribution on Class T Shares for stockholders of record of such class of shares as of the close of business on each day commencing on April 1, 2019 and ending on December 31, 2019, equal to $0.001369863 per Class T Share, less the per share distribution and stockholder servicing fees that are payable with respect to the Class T Shares (as calculated on a daily basis). In addition, the Board authorized a daily distribution, based on 366 days in the calendar year, of $0.001366120 per Class A Share for stockholders of record of such class of shares as of the close of business on each day of the period commencing on January 1, 2020 and ending on March 31, 2020. The Board authorized a daily distribution on Class T Shares to our stockholders of record of such class of shares as of the close of business on each day of the period commencing on January 1, 2020 and ending on March 31, 2020, equal to $0.001366120 per Class T Share, less the per share distribution and stockholder servicing fees that are payable with respect to the Class T Shares (as calculated on a daily basis). As of December 31, 2019, the Company had distributions payable of $132,000.
Subsequent to December 31, 2019, the Board reaffirmed the declaration and payment of distributions for the month of March 2020 at the rate previously declared on November 6, 2019, which distributions will be paid on or around April 1, 2020. Given the impact of the novel strain of coronavirus (“COVID-19”) outbreak, the Board has decided to defer making a determination as to the amount and timing of distributions for the second quarter of 2020 until such time that the Company has greater visibility into the impact that the COVID-19 outbreak will have on the Company’s tenants’ ability to continue to pay rent on their leases on a timely basis or at all, the degree to which federal, state or local governmental authorities grant rent relief or other relief or amnesty programs applicable to the Company’s tenants, the Company’s ability to access the capital markets, and on the United States and worldwide financial markets and economy.
Equity Based Compensation
On August 9, 2018, the Board approved the adoption of the Cole Office & Industrial REIT (CCIT III), Inc. 2018 Equity Incentive Plan (the “Plan”), under which 400,000 of the Company’s common shares were reserved for issuance and share awards of 381,000 are available for future grant as of December 31, 2019. As of December 31, 2019, the Company has granted awards of approximately 6,000 restricted Class A Shares to each of the independent members of the Board (approximately 19,000 restricted shares in aggregate) under the Plan. As of December 31, 2019, 9,000 of the restricted Class A Shares had vested based on one year of continuous service. The remaining 10,000 shares issued had not vested or been forfeited as of December 31, 2019. The fair value of the Company’s share awards is determined using the Company’s NAV per share on the date of grant. Compensation expense related to these restricted Class A Shares is recognized over the vesting period. The Company recorded compensation expense of $82,000 and $21,000 for the years ended December 31, 2019 and 2018, respectively related to these restricted Class A Shares, which is included in general and administrative expenses in the accompanying consolidated statements of operations.
As of December 31, 2019, there was $62,000 of total unrecognized compensation expense related to the restricted Class A Shares issued in 2019, which will be recognized ratably over the remaining period of service prior to October 1, 2020.

COLE OFFICE & INDUSTRIAL REIT (CCIT III), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 11 — INCOME TAXES
For federal income tax purposes, distributions to stockholders are characterized as ordinary dividends, capital gain distributions, or nondividend distributions. Nondividend distributions will reduce U.S stockholders’ basis (but not below zero) in their shares. The following table shows the character of the distributions paid on a percentage basis for the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
Character of Distributions:	2019	2018	2017
Ordinary dividends	28%	—%	—%
Nondividend distributions	72%	100%	100%
Total	100%	100%	100%
During the years ended December 31, 2019, 2018 and 2017, the Company incurred state and local income and franchise taxes of $9,700, $6,500 and $2,500, respectively, which were recorded in general and administrative expenses in the consolidated statements of operations.
The Company had no unrecognized tax benefits as of or during the years ended December 31, 2019, 2018 and 2017. Any interest and penalties related to unrecognized tax benefits would be recognized within the provision for income taxes in the accompanying consolidated statements of operations. The Company files income tax returns in the U.S. federal jurisdiction, as well as various state and local jurisdictions, and is subject to routine examinations by the respective tax authorities.
NOTE 12 — LEASES
The Company’s real estate assets are leased to tenants under operating leases for which the terms, expirations and extension options vary. The Company’s operating leases do not convey to the lessee the right to purchase the underlying asset upon expiration of the lease period. To determine whether a contract contains a lease, the Company reviews contracts to determine if the agreement conveys the right to control the use of an asset. The Company adopted ASC 842 using the optional alternative transition method and used the effective date as the date of initial application. Consequently, financial information was not updated and the disclosures required under the new standard are not provided for dates and periods before January 1, 2019. The Company elected the “package of practical expedients,” which permits the Company to not reassess under the new standard prior conclusions about lease identification, lease classification and initial direct costs. The Company elected to apply the practical expedient for all of the Company’s leases to account for the lease and non-lease components as a single, combined operating lease component under ASC 842. Non-lease components primarily consist of maintenance services, including CAM, real estate taxes, insurance and utilities paid for by the lessor but consumed by the lessee. Non-lease components are considered to be variable rental and other property income and are recognized in the period incurred.
As of December 31, 2019, the leases had a weighted-average remaining term of 8.7 years. Certain leases include provisions to extend the lease agreements, options for early termination after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other negotiated terms and conditions. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

COLE OFFICE & INDUSTRIAL REIT (CCIT III), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2019, the future minimum rental income from the Company’s real estate assets under non-cancelable operating leases, assuming no exercise of renewal options, for the succeeding five fiscal years and thereafter, was as follows:

Year Ending December 31,	Future Minimum Rental Income
2020	$3,878,462
2021	3,756,969
2022	3,829,450
2023	3,903,333
2024	3,978,647
Thereafter	14,902,467
Total	$34,249,328
As previously disclosed in our 2018 Annual Report on Form 10-K and under the previous lease accounting standard, Topic 840, the following table summarizes the future minimum rental income from the Company’s real estate assets under non-cancelable operating leases, assuming no exercise of renewal options for the succeeding five fiscal years and thereafter, as of December 31, 2018:

Year Ending December 31,	Future Minimum Rental Income
2019	$3,808,708
2020	3,878,462
2021	3,756,969
2022	3,829,450
2023	3,903,333
Thereafter	18,881,112
Total	$38,058,034
Rental and other property income during the years ended December 31, 2019, 2018 and 2017 consisted of the following:

	Year Ended December 31,
	2019	2018	2017
Fixed rental and other property income (1)	$3,888,009	$3,888,009	$2,880,032
Variable rental and other property income (2)	579,374	518,366	1,224,565
Total rental and other property income	$4,467,383	$4,406,375	$4,104,597
______________________

(1)	Consists primarily of fixed contractual payments from operating leases with tenants recognized on a straight-line basis over the lease term, including amortization of acquired above-market leases.

(2)	Consists primarily of tenant reimbursements for recoverable real estate taxes and property operating expenses.

COLE OFFICE & INDUSTRIAL REIT (CCIT III), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 13 — QUARTERLY RESULTS (UNAUDITED)
Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2019 and 2018. In the opinion of management, the information for the interim periods presented includes all adjustments, which are of a normal and recurring nature, necessary to present a fair presentation of the results for each period.

	December 31, 2019
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$1,135,875	$1,104,195	$1,113,311	$1,114,002
Net (loss) income	$(209,262)	$(140,946)	$(157,856)	$20,382
Basic and diluted net (loss) income per share - Class A common stock (1)	$(0.06)	$(0.04)	$(0.04)	$0.03
Basic and diluted net loss per share - Class T common stock (1)	$(0.08)	$(0.06)	$(0.06)	$(0.07)
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
NOTE 14 — SUBSEQUENT EVENTS
Subsequent to December 31, 2019, there was a global outbreak of COVID-19. The global and domestic response to the COVID-19 outbreak continues to rapidly evolve. Thus far, certain responses to the COVID-19 outbreak have included mandates from federal, state and/or local authorities that required temporary closure of or imposed limitations on the operations of certain non-essential businesses. The COVID-19 outbreak and associated responses could negatively impact future tenant sales and operations at the Company’s properties, which could result in material impact to the Company’s future results of operations, cash flows and financial condition. The Company is unable to estimate the impact the novel coronavirus will have on its financial results at this time.
Redemption of Shares of Common Stock
Subsequent to December 31, 2019, the Company redeemed approximately 17,000 shares pursuant to the Company’s share redemption program for $142,000 (at an average price per share of $8.60). Management, in its discretion, limited the amount of shares redeemed for the three months ended December 31, 2019 to an amount equal to the net proceeds the Company received from the sale of shares in the DRIP Offering during the respective period. The remaining redemption requests received during the three months ended December 31, 2019 totaling approximately 228,000 shares went unfulfilled.
Estimated Per Share NAV
On March 25, 2020, the Board established an updated estimated per share NAV of the Company’s common stock as of December 31, 2019, of $7.60 per share for both Class A Shares and Class T Shares. Commencing on March 30, 2020, distributions will be reinvested in shares of the Company’s common stock under the DRIP at a price of $7.60 per share for both Class A Shares and Class T Shares. Distributions on Class A Shares are reinvested in Class A Shares and distributions on Class T Shares are reinvested in Class T Shares. Pursuant to the terms of the Company’s share redemption program, commencing on March 30, 2020, the estimated per share NAV of $7.60 for both Class A Shares and Class T Shares, as of December 31, 2019,

COLE OFFICE & INDUSTRIAL REIT (CCIT III), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

will serve as the most recent estimated value for purposes of the share redemption program, until such time as the Board determines a new estimated per share NAV.
CCI III Management Expense Reimbursement
The Company reimburses CCI III Management or its affiliates for the operating expenses they paid or incurred in connection with advisory and administrative services provided to the Company, subject to the limitation that the Company will not reimburse CCI III Management or its affiliates for any amount by which the operating expenses (including the advisory fee) at the end of the four preceding fiscal quarters exceed the greater of (i) 2.0% of average invested assets, or (ii) 25.0% of net income, excluding any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of assets for that period. As of December 31, 2019, $961,000 of advisory fees exceeded such expense limit. CCI III Management waived its right to receive these amounts for the years ended December 31, 2019, 2018, 2017 and 2016. Accordingly, the Company did not reimburse CCI III Management for any such expenses for the years ended December 31, 2019, 2018, 2017 and 2016. Additionally, CCI III Management waived its right to receive a monthly advisory fee during the year ended December 31, 2020.

COLE OFFICE & INDUSTRIAL REIT (CCIT III), INC.
SCHEDULE III — REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION

					Gross Amount at
		Initial Costs to Company		Total	Which Carried	Accumulated
			Buildings &	Adjustment	At December 31, 2019	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis	(b) (c) (d)	(e) (f)	Acquired	Constructed
Real Estate Held for Investment:
Siemens
Milford, OH	(g)	$2,307,312	$26,971,327	$—	$29,278,639	$3,525,094	9/23/2016	1991
Actuant
Columbus, WI	(g)	937,691	14,287,443	—	15,225,134	803,848	11/6/2017	2014
TOTAL:	$—	$3,245,003	$41,258,770	$—	$44,503,773	$4,328,942
____________________________________

(a)	As of December 31, 2019, the Company owned one office property and one industrial property.

(b)	Gross intangible lease assets of $5.1 million and the associated accumulated amortization of $1.4 million are not reflected in the table above.

(c)	The aggregate cost for federal income tax purposes was $45.3 million.

(d)	The following is a reconciliation of total real estate carrying value for the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
	2019	2018	2017
Balance, beginning of period	$44,503,773	$44,503,773	$29,278,639
Additions
Acquisitions	—	—	15,225,134
Improvements	—	—	—
Total additions	—	—	15,225,134
Deductions	—	—	—
Cost of real estate sold	—	—	—
Total deductions	—	—	—
Balance, end of period	$44,503,773	$44,503,773	$44,503,773

(e)	The following is a reconciliation of accumulated depreciation for the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
	2019	2018	2017
Balance, beginning of period	$2,879,746	$1,430,550	$312,350
Additions
Acquisitions - Depreciation Expense for Building & Tenant Improvements Acquired	1,449,196	1,449,196	1,118,200
Improvements - Depreciation Expense for Tenant Improvements & Building Equipment	—	—	—
Total additions	1,449,196	1,449,196	1,118,200
Deductions	—	—	—
Cost of real estate sold	—	—	—
Total deductions	—	—	—
Balance, end of period	$4,328,942	$2,879,746	$1,430,550

(f)
The Company’s assets are depreciated or amortized using the straight-line method over the useful lives of the assets by class. Generally, buildings are depreciated over 40 years, site improvements are amortized over 15 years, and tenant improvements are amortized over the remaining life of the lease or the useful life, whichever is shorter.

(g)	Part of the Credit Facility’s unencumbered borrowing base. As of December 31, 2019, the Company had $24.2 million outstanding under the Credit Facility.

S-1