Form 10-Q
period 2020-03-31
Cole Office & Industrial REIT (CCIT III), Inc.
filed 2020-05-15
CIK 1614976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒
As of May 4, 2020, there were approximately 2.5 million shares of Class A common stock and 709,542 shares of Class T common stock, par value per share of $0.01 each, of Cole Office & Industrial REIT (CCIT III), Inc. outstanding.

COLE OFFICE & INDUSTRIAL REIT (CCIT III), INC.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
COLE OFFICE & INDUSTRIAL REIT (CCIT III), INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2020	December 31, 2019
ASSETS
Real estate assets:
Land	$3,245,003	$3,245,003
Buildings and improvements	41,258,770	41,258,770
Intangible lease assets	5,101,432	5,101,432
Total real estate assets, at cost	49,605,205	49,605,205
Less: accumulated depreciation and amortization	(6,213,604)	(5,735,541)
Total real estate assets, net	43,391,601	43,869,664
Cash and cash equivalents	1,411,566	1,206,262
Rents and tenant receivables	915,989	1,112,208
Prepaid expenses and other assets	95,710	54,716
Deferred costs, net	38,769	56,689
Total assets	$45,853,635	$46,299,539
LIABILITIES AND STOCKHOLDERS’ EQUITY
Credit facility	$24,175,000	$24,175,000
Accrued expenses and accounts payable	511,878	628,747
Due to affiliates	92,933	110,872
Distributions payable	131,891	132,145
Deferred rental income	217,149	217,149
Total liabilities	25,128,851	25,263,913
Commitments and contingencies
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value per share; 10,000,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.01 par value per share; 245,000,000 shares authorized, 2,511,342 and 2,504,629 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	25,065	24,974
Class T common stock, $0.01 par value per share; 245,000,000 shares authorized, 715,807 and 722,873 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	7,158	7,229
Capital in excess of par value	28,721,873	28,707,032
Accumulated distributions in excess of earnings	(8,029,312)	(7,703,609)
Total stockholders’ equity	20,724,784	21,035,626
Total liabilities, redeemable common stock, and stockholders’ equity	$45,853,635	$46,299,539
The accompanying notes are an integral part of these condensed consolidated financial statements.

COLE OFFICE & INDUSTRIAL REIT (CCIT III), INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Revenues:
Rental and other property income	$1,103,118	$1,135,875
Operating expenses:
General and administrative	178,235	275,775
Property operating	7,654	5,465
Real estate tax	123,462	158,682
Depreciation and amortization	478,063	478,063
Total operating expenses	787,414	917,985
Operating income	315,704	217,890
Other expense:
Interest expense and other, net	(254,357)	(427,152)
Net income (loss)	$61,347	$(209,262)

Class A Common Stock:
Net income (loss)	$58,720	$(147,726)
Basic and diluted weighted average number of common shares outstanding	2,508,949	2,456,976
Basic and diluted net income (loss) per common share	$0.02	$(0.06)

Class T Common Stock:
Net income (loss)	$2,627	$(61,536)
Basic and diluted weighted average number of common shares outstanding	718,383	753,867
Basic and diluted net income (loss) per common share	$—	$(0.08)
The accompanying notes are an integral part of these condensed consolidated financial statements.

COLE OFFICE & INDUSTRIAL REIT (CCIT III), INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Class A Common Stock		Class T Common Stock		Capital in Excess of Par Value	Accumulated Distributions in Excess of Earnings	Total Stockholders’ Equity
	Number of Shares	Par Value	Number of Shares	Par Value
Balance, January 1, 2020	2,504,629	$24,974	722,873	$7,229	$28,707,032	$(7,703,609)	$21,035,626
Issuance of common stock	12,256	123	3,893	39	138,718	—	138,880
Equity-based compensation	—	24	—	—	20,601	—	20,625
Distributions declared on common stock — $0.12 per common share	—	—	—	—	—	(387,050)	(387,050)
Distribution and stockholder servicing fees	—	—	—	—	3,770	—	3,770
Redemptions of common stock	(5,543)	(56)	(10,959)	(110)	(148,248)	—	(148,414)
Net income	—	—	—	—	—	61,347	61,347
Balance as of March 31, 2020	2,511,342	$25,065	715,807	$7,158	$28,721,873	$(8,029,312)	$20,724,784

	Class A Common Stock		Class T Common Stock		Capital in Excess of Par Value	Accumulated Distributions in Excess of Earnings	Total Stockholders’ Equity
	Number of Shares	Par Value	Number of Shares	Par Value
Balance as of January 1, 2019	2,424,682	$24,179	747,316	$7,473	$28,016,307	$(5,584,678)	$22,463,281
Issuance of common stock	47,124	471	9,112	91	538,201	—	538,763
Equity-based compensation	—	23	—	—	20,603	—	20,626
Distributions declared on common stock — $0.15 per common share	—	—	—	—	—	(458,852)	(458,852)
Commissions on stock sales and related dealer manager fees	—	—	—	—	(30,501)	—	(30,501)
Other offering costs	—	—	—	—	(5,909)	—	(5,909)
Distribution and stockholder servicing fees	—	—	—	—	(1,000)	—	(1,000)
Redemptions of common stock	(5,403)	(54)	—	—	(48,569)	—	(48,623)
Changes in redeemable common stock	—	—	—	—	42,019	—	42,019
Net loss	—	—	—	—	—	(209,262)	(209,262)
Balance as of March 31, 2019	2,466,403	$24,619	756,428	$7,564	$28,531,151	$(6,252,792)	$22,310,542
The accompanying notes are an integral part of these condensed consolidated financial statements.

COLE OFFICE & INDUSTRIAL REIT (CCIT III), INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$61,347	$(209,262)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization, net	478,063	478,063
Amortization of deferred financing costs	17,920	141,822
Straight-line rental income	(11,073)	(28,341)
Equity-based compensation	20,625	20,626
Changes in assets and liabilities:
Rents and tenant receivables	207,292	(176,898)
Prepaid expenses and other assets	(40,994)	(25,446)
Accrued expenses and accounts payable	(116,869)	(29,380)
Deferred rental income	—	212,891
Due to affiliates	—	18,540
Net cash provided by operating activities	616,311	402,615
Cash flows from investing activities:
Net cash used in investing activities	—	—
Cash flows from financing activities:
Proceeds from issuance of common stock	—	350,000
Redemptions of common stock	(148,414)	(48,623)
Offering costs on issuance of common stock	—	(36,410)
Distribution and stockholder servicing fees paid	(14,169)	(16,198)
Distributions to stockholders	(248,424)	(266,228)
Net cash used in financing activities	(411,007)	(17,459)
Net increase in cash and cash equivalents	205,304	385,156
Cash and cash equivalents, beginning of period	1,206,262	635,959
Cash and cash equivalents, end of period	$1,411,566	$1,021,115

Supplemental disclosures of non-cash investing and financing activities:
Distributions declared and unpaid	$131,891	$158,972
Change in accrued distribution and stockholder servicing fees due to affiliate	$(3,770)	$1,000
Common stock issued through distribution reinvestment plan	$138,880	$188,763
Supplemental cash flow disclosures:
Interest paid	$232,133	$220,609
Cash paid for taxes	$1,694	$2,061
The accompanying notes are an integral part of these condensed consolidated financial statements.

COLE OFFICE & INDUSTRIAL REIT (CCIT III), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020 (Unaudited)
NOTE 1 — ORGANIZATION AND BUSINESS
Cole Office & Industrial REIT (CCIT III), Inc. (the “Company”) is a non-exchange traded real estate investment trust (“REIT”) formed as a Maryland corporation on May 22, 2014, that elected to be taxed, and currently qualifies, as a REIT for U.S. federal income tax purposes commencing with its taxable year ended December 31, 2017. The Company generally acquires and operates commercial real estate assets, primarily consisting of single-tenant, income-producing necessity office and industrial properties, which are leased to creditworthy tenants under long-term leases. As of March 31, 2020, the Company owned two office and industrial properties, comprising 391,000 rentable square feet of commercial space located in two states. As of March 31, 2020, the rentable square feet at these properties was 100% leased.
Substantially all of the Company’s business is conducted through Cole Corporate Income Operating Partnership III, LP (“CCI III OP”), a Delaware limited partnership, of which the Company is the sole general partner and owns, directly or indirectly, 100% of the partnership interests.
The Company is externally managed by Cole Corporate Income Management III, LLC, a Delaware limited liability company (“CCI III Management”), which is an affiliate of CIM Group, LLC (“CIM”). CIM is a community-focused real estate and infrastructure owner, operator, developer and lender with multi-disciplinary expertise, including in acquisitions, management, development, leasing, research and capital markets. CIM is headquartered in Los Angeles, California and has offices in Oakland, California; Bethesda, Maryland; Dallas, Texas; New York, New York; Chicago, Illinois and Phoenix, Arizona.
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
The Company’s board of directors (the “Board”) establishes an updated estimated per share net asset value (“NAV”) of the Company’s common stock on at least an annual basis for purposes of assisting broker-dealers that participated in the Offering in meeting their customer account reporting obligations under Financial Industry Regulatory Authority Rule 2231. Distributions are reinvested in shares of the Company’s common stock under the DRIP at the estimated per share NAV as determined by the Board. Additionally, the estimated per share NAV as determined by the Board serves as the per share NAV for purposes of the share redemption program. As of December 31, 2018, the Company’s first estimated per share NAV was $8.60 per share for both Class A Shares and Class T Shares, which was established on February 13, 2019 using a valuation date of December 31, 2018. On March 25, 2020, the Board established an updated estimated per share NAV of the Company’s common stock, as of

COLE OFFICE & INDUSTRIAL REIT (CCIT III), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020 (Unaudited) – (Continued)

December 31, 2019, of $7.60 per share for both Class A Shares and Class T Shares. As a result, commencing on March 30, 2020, distributions are reinvested under the DRIP at a price of $7.60 per share for both Class A Shares and Class T Shares, the estimated per share NAV as of December 31, 2019, as determined by the Board. Additionally, $7.60 per share serves as the most recent estimated per share NAV for purposes of the share redemption program. The Company’s estimated per share NAV is not audited or reviewed by its independent registered public accounting firm. The Company intends to publish an updated estimated per share NAV on a quarterly, rather than an annual, basis going forward, until such time that the Company has greater visibility into the impact of the current novel coronavirus (“COVID-19”) pandemic on the Company’s property valuations.
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
Principles of Consolidation and Basis of Presentation
The condensed consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the SEC regarding interim financial reporting, including the instructions to Form 10-Q and Article 10 of Regulation S-X, and do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the statements for the interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the results for such periods. Results for these interim periods are not necessarily indicative of full year results. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2019, and related notes thereto, set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The condensed consolidated financial statements should also be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Quarterly Report on Form 10-Q.
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
Recoverability of Real Estate Assets
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate assets may not be recoverable. Impairment indicators that the Company considers include, but are not limited to: bankruptcy or other credit concerns of a property’s major tenant, such as a history of late payments, rental concessions and other factors; a significant decrease in a property’s revenues due to lease terminations; vacancies; co-tenancy clauses; reduced lease rates; changes in anticipated holding periods; or other circumstances. When indicators of potential impairment are present, the Company assesses the recoverability of the assets by determining whether the carrying amount of the assets will be recovered through the undiscounted future cash flows expected from the use of the assets and their eventual disposition. In the

COLE OFFICE & INDUSTRIAL REIT (CCIT III), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020 (Unaudited) – (Continued)

event that such expected undiscounted future cash flows do not exceed the carrying amount, the Company will adjust the real estate assets to their respective fair values and recognize an impairment loss. Generally, fair value will be determined using a discounted cash flow analysis and recent comparable sales transactions. No impairment indicators were identified and no impairment losses were recorded during the three months ended March 31, 2020 or 2019. The Company’s impairment assessment as of March 31, 2020 was based on the most current information available to the Company, including expected holding periods. If the Company’s expected holding periods for assets change, subsequent tests for impairment could result in impairment charges in the future. The Company cannot provide any assurance that material impairment charges with respect to the Company’s real estate assets will not occur during 2020 or in future periods, particularly in light of the negative economic impacts caused by the COVID-19 pandemic. If the effects of the COVID-19 pandemic cause economic and market conditions to continue to deteriorate or if the Company’s expected holding periods for assets change, subsequent tests for impairment could result in additional impairment charges in the future. As of March 31, 2020, we have not identified any further impairments resulting from COVID-19 related impacts. However, we have yet to see the long-term effects of COVID-19 on the economy and the extent to which it may impact our tenants in the future. Indications of a tenant’s inability to continue as a going concern, changes in our view or strategy relative to a tenant’s business or industry as a result of the economic impacts of COVID-19, or changes in our long-term hold strategies, could be indicative of an impairment triggering event. Accordingly, the Company will continue to monitor circumstances and events in future periods to determine whether additional impairment charges are warranted.
Assets Held for Sale
When a real estate asset is identified by the Company as held for sale, the Company will cease recording depreciation and amortization of the assets related to the property and estimate its fair value, net of selling costs. If, in management’s opinion, the fair value, net of selling costs, of the asset is less than the carrying amount of the asset, an adjustment to the carrying amount is then recorded to reflect the estimated fair value of the property, net of selling costs. There were no assets identified as held for sale as of March 31, 2020 or December 31, 2019.
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
March 31, 2020 (Unaudited) – (Continued)

will be exercised, evaluation of implicit discount rates and the assessment and consideration of “fixed” payments for straight-line rent revenue calculations.
Lease costs represent the initial direct costs incurred in the origination, negotiation and processing of a lease agreement. Such costs include outside broker commissions and other independent third-party costs and are amortized over the life of the lease on a straight-line basis. Costs related to salaries and benefits, supervision, administration, unsuccessful origination efforts and other activities not directly related to completed lease agreements are expensed as incurred. Upon successful lease execution, leasing commissions are capitalized.
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
Earnings (Loss) and Distributions Per Share
The Company has two classes of common stock. Accordingly, the Company utilizes the two-class method to determine its earnings per share, which can result in different earnings per share for each of the classes. Under the two-class method, earnings per share of each class of common stock are computed by dividing the sum of the distributed earnings to common stockholders and undistributed earnings allocated to common stockholders by the weighted average number of shares for each class of common stock for the respective period. The distributed earnings to Class T Share common stockholders represents distributions declared less the distribution and stockholder servicing fees paid with respect to Class T Shares sold in the primary portion of the Offering. Diluted income per share, when applicable, considers the effect of any potentially dilutive share equivalents, of which the Company had none for each of the three months ended March 31, 2020 or 2019. Distributions per share are calculated based on the authorized daily distribution rate.
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
In June 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments - Credit Losses (Topic 326) (“ASU 2016-13”), which was subsequently amended by ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses (“ASU 2018-19”) in November 2018. Subsequently, the FASB issued ASU No. 2019-04, ASU No. 2019-05, ASU No. 2019-10, ASU No. 2019-11 and ASU No. 2020-02 to provide additional guidance on the credit losses standard. ASU 2016-13 and the related updates are intended to improve financial reporting requiring more timely recognition of credit losses on loans and other financial instruments that are not accounted for at fair value through net income, including loans held-for-investment, held-to-maturity debt securities, net investment in leases and other such commitments. ASU 2016-13 requires that financial assets measured at amortized cost be

COLE OFFICE & INDUSTRIAL REIT (CCIT III), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020 (Unaudited) – (Continued)

presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The amendments in ASU 2016-13 require the Company to measure all expected credit losses based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the financial assets and eliminates the “incurred loss” methodology under current GAAP. ASU 2018-19 clarified that receivables arising from operating leases are not within the scope of Topic 326. Instead, impairment of receivables arising from operating leases should be accounted for in accordance with ASU No. 2016-02, Leases (Topic 842) (“ASC 842”). ASU 2016-13 and ASU 2018-19 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2019. The Company adopted ASU 2016-13 during the first quarter of fiscal year 2020, and has concluded that there is no material impact on its condensed consolidated financial statements.
In August 2018, the FASB issued ASU No. 2018-13, Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). This ASU amends and removes several disclosure requirements including the valuation processes for Level 3 fair value measurements. ASU 2018-13 also modifies some disclosure requirements and requires additional disclosures for changes in unrealized gains and losses included in other comprehensive income for recurring Level 3 fair value measurements and requires the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The provisions of ASU 2018-13 are effective January 1, 2020 using a prospective transition method for amendments effecting changes in unrealized gains and losses, significant unobservable inputs used to develop Level 3 fair value measurements and narrative description on uncertainty of measurements. The remaining provisions of ASU 2018-13 are to be applied retrospectively, and early adoption is permitted. The Company adopted ASU 2018-13 during the first quarter of fiscal year 2020, and has concluded that there is no material impact on its condensed consolidated financial statements.
In October 2018, the FASB issued ASU 2018-17, Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities. The guidance changes the guidance for determining whether a decision-making fee is a variable interest. Under the new ASU, indirect interests held through related parties under common control will now be considered on a proportional basis when determining whether fees paid to decision makers and service providers are variable interests. Such indirect interests were previously treated the same as direct interests. This ASU is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. The Company adopted ASU 2018-17 during the first quarter of fiscal year 2020, and has concluded that there is no material impact on its condensed consolidated financial statements.
In April 2020, the FASB issued a question and answer document (the “Lease Modification Q&A”) focused on the application of lease accounting guidance to lease concessions provided as a result of COVID-19. Due to the business disruptions and challenges severely affecting the global economy caused by COVID-19, many lessors may be required to provide rent deferrals and other lease concessions to lessees. While the lease modification guidance in ASC 842 addresses routine changes to lease terms resulting from negotiations between the lessee and the lessor, this guidance did not contemplate concessions being so rapidly executed to address the sudden liquidity constraints of some lessees arising from COVID-19 related impacts. Under existing lease guidance, the Company would have to determine, on a lease by lease basis, if a lease concession was the result of a new arrangement reached with the tenant (treated within the lease modification accounting framework) or if a lease concession was under the enforceable rights and obligations within the existing lease agreement (precluded from applying the lease modification accounting framework). The Lease Modification Q&A allows the Company, if certain criteria have been met, to bypass the lease by lease analysis, and instead elect to either apply the lease modification accounting framework or not, with such election applied consistently to leases with similar characteristics and similar circumstances. The future impact of the Lease Modification Q&A is dependent upon the extent of lease concessions granted to tenants as a result of COVID-19 in future periods and the elections made by the Company at the time of entering into such concessions.
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
March 31, 2020 (Unaudited) – (Continued)

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
The following describes the methods the Company uses to estimate the fair value of the Company’s financial assets and liabilities:
Credit facility — The fair value is estimated by discounting the expected cash flows based on estimated borrowing rates available to the Company as of the measurement date. These financial instruments are valued using Level 2 inputs. As of March 31, 2020, the estimated fair value of the Company’s debt was $24.2 million, which approximated its carrying value of $24.2 million. As of December 31, 2019, the estimated fair value of the Company’s debt was $24.2 million, which approximated its carrying value. The carrying and fair values exclude net deferred financing costs.
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
Considerable judgment is necessary to develop estimated fair values of financial assets and liabilities. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize, or be liable for, on disposition of the financial assets and liabilities. As of March 31, 2020 and December 31, 2019, there have been no transfers of financial assets or liabilities between fair value hierarchy levels.
NOTE 4 — REAL ESTATE ASSETS
During the three months ended March 31, 2020 and 2019, the Company did not acquire any properties.
NOTE 5 — INTANGIBLE LEASE ASSETS
The Company’s intangible lease assets consisted of the following as of March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
In-place leases, net of accumulated amortization of $1,522,363 and $1,406,599, respectively
(with a weighted average life remaining of 8.5 years and 8.8 years, respectively)	$3,579,069	$3,694,833
Amortization expense for the in-place leases is included in depreciation and amortization in the accompanying condensed consolidated statements of operations. The following table summarizes the amortization expense related to the in-place lease assets for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
In-place lease amortization	$115,764	$115,764

COLE OFFICE & INDUSTRIAL REIT (CCIT III), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020 (Unaudited) – (Continued)

As of March 31, 2020, the estimated amortization relating to the intangible lease assets is as follows:

Amortization
In-Place Lease
Remainder of 2020	$347,294
2021	463,058
2022	463,058
2023	463,058
2024	463,058
Thereafter	1,379,543
Total	$3,579,069
NOTE 6 — CREDIT FACILITY
As of March 31, 2020, the Company had $24.2 million of debt outstanding, with a weighted average interest rate of 3.2% and a weighted average term to maturity of six months.
The following table summarizes the debt balances as of March 31, 2020 and December 31, 2019 and the debt activity for the three months ended March 31, 2020:

		During the Three Months Ended March 31, 2020
	Balance as of December 31, 2019	Debt Issuance	Repayments	Balance as of March 31, 2020
Credit facility	$24,175,000	$—	$—	$24,175,000
Total debt	$24,175,000	$—	$—	$24,175,000
Credit Facility
As of March 31, 2020, the Company had $24.2 million of debt outstanding under its secured credit facility (the “Credit Facility”) with JPMorgan Chase Bank, N.A. (“JPMorgan Chase”), as administrative agent, and the lenders under the credit agreement (as amended, the “Credit Agreement”), that previously provided for borrowings of up to $100.0 million in revolving loans (the “Revolving Loans”). On September 20, 2019, the Credit Agreement was modified to extend the maturity date of such loans to September 23, 2020 and reduced the borrowing commitment to $29.3 million (the “First Modification”). The First Modification also amended the definition of asset value, in part, by removing certain tenant concentration limits, and removed the option to further extend the maturity date.
Depending upon the type of loan specified and overall leverage ratio, the Credit Facility bears interest at (i) the one-month, two-month, three-month or six-month London Interbank Offered Rate (“LIBOR”) multiplied by the statutory reserve rate (the “Eurodollar Rate”) plus an interest rate spread of 2.20%; or (ii) a base rate of 1.20%, plus the greater of: (a) JPMorgan Chase’s Prime Rate (as defined in the Credit Agreement); (b) the Federal Funds Effective Rate (as defined in the Credit Agreement) plus 0.50%; or (c) the one-month LIBOR multiplied by the statutory reserve rate plus 1.0%. As of March 31, 2020, the Revolving Loans outstanding totaled $24.2 million at a weighted average interest rate of 3.2%. The Company had available borrowings of $5.1 million as of March 31, 2020.
The Credit Agreement contains provisions with respect to covenants, events of default and remedies customary for facilities of this nature. In particular, the Credit Agreement requires the Company to maintain a minimum consolidated net worth greater than or equal to 75% of the equity issued from the date of the Credit Agreement, a leverage ratio no greater than 60%, and a fixed charge coverage ratio equal to or greater than 1.50. The Company believes it was in compliance with the financial covenants of the Credit Agreement as of March 31, 2020.
Maturities
Liquidity and Financial Condition — As of March 31, 2020, the Company had $24.2 million of debt outstanding under the Credit Facility maturing on September 23, 2020. The Company expects to enter into new financing arrangements to meet its obligations as they become due, which management believes is probable based on the current loan-to-value ratios, the occupancy of the Company’s properties and assessment of the current lending environment. The Company believes cash on hand, net cash provided by operations, and the entry into new financing arrangements will be sufficient to meet its obligations

COLE OFFICE & INDUSTRIAL REIT (CCIT III), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020 (Unaudited) – (Continued)

as they become due in the ordinary course of business for at least 12 months following the date these financial statements are issued.
The following table summarizes the scheduled aggregate principal repayments for the Company’s outstanding debt subsequent to March 31, 2020:

Principal Repayments
Remainder of 2020	$24,175,000
2021	—
2022	—
2023	—
2024	—
Thereafter	—
Total	$24,175,000
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
Organization and offering expenses
All other organization and offering expenses associated with the sale of the Company’s common stock (excluding selling commissions, dealer manager fees and distribution and stockholder servicing fees) were paid by CCI III Management or its affiliates and were reimbursed by the Company up to 1.0% of aggregate gross offering proceeds, including proceeds from sales of shares under the DRIP. As of March 31, 2020, CCI III Management had paid organization and offering expenses in excess of the 1.0% of aggregate gross offering proceeds in connection with the Offering. These excess amounts were not included in the condensed consolidated financial statements of the Company because such amounts were not a liability of the Company as they

COLE OFFICE & INDUSTRIAL REIT (CCIT III), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020 (Unaudited) – (Continued)

exceeded 1.0% of gross proceeds from the Offering. Since the Offering has been terminated, these excess amounts will not be paid.
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
Advisory fees and expenses
Pursuant to the advisory agreement, the Company pays CCI III Management a monthly advisory fee based upon the Company’s monthly average asset value, which is equal to the following amounts: (i) an annualized rate of 0.75% paid on the Company’s average asset value that is between $0 and $2.0 billion; (ii) an annualized rate of 0.70% paid on the Company’s average asset value that is between $2.0 billion and $4.0 billion; and (iii) an annualized rate of 0.65% paid on the Company’s average asset value that is over $4.0 billion. During the three months ended March 31, 2019, the Company’s operating expenses (including advisory fees) exceeded the expense limit of the greater of 2.0% of the average invested assets or 25.0% of net income (see operating expenses below) and were not recognized in the consolidated financial statements of the Company because such amounts were not contractually payable by the Company. As of March 31, 2019, $671,000 in advisory fees exceeded such expense limit. Additionally, CCI III Management waived its right to receive a monthly advisory fee for the full year ending December 31, 2019, the three months ended March 31, 2020, and for the full year ending December 31, 2020. As such, during the three months ended March 31, 2020, the advisor waived advisory fees of $89,000, which were not recognized in the condensed consolidated financial statements of the Company because such amounts were not contractually payable by the Company. As of March 31, 2020, $1.1 million of advisory fees have been waived since inception.
Operating expenses
The Company reimburses CCI III Management or its affiliates for the operating expenses they paid or incurred in connection with advisory and administrative services provided to the Company, subject to the limitation that the Company will not reimburse CCI III Management or its affiliates for any amount by which the operating expenses (including the advisory fee) at the end of the four preceding fiscal quarters exceed the greater of (i) 2.0% of average invested assets, or (ii) 25.0% of net income, excluding any additions to reserves for depreciation or other similar non-cash reserves and excluding any gain from the sale of assets for that period. The Company will not reimburse CCI III Management or its affiliates for compensation paid to the Company’s executive officers or employees of CCI III Management in connection with the services for which CCI III Management or its affiliates receive an acquisition fee, financing coordination fee or disposition fee. During the three months ended March 31, 2020 and 2019, $99,000 and $177,000, respectively, of operating expense reimbursements were deferred by the advisor, which were not recognized in the condensed consolidated financial statements of the Company because such amounts were not contractually payable by the Company. However, these amounts may become payable if the advisor recoups

COLE OFFICE & INDUSTRIAL REIT (CCIT III), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020 (Unaudited) – (Continued)

expense reimbursements as capacity becomes available under the greater of 2.0% of average invested assets or 25.0% of net income limitations through reimbursements in a subsequent period.
Financing coordination fees
If CCI III Management provides services in connection with the origination, assumption or refinancing of any debt to acquire properties or to make other permitted investments, the Company will pay CCI III Management a financing coordination fee equal to 1.0% of the amount available and/or outstanding under such financing. However, CCI III Management will not be entitled to a financing coordination fee on any debt where CCI III Management previously received a fee unless (i) the maturity date of the refinanced debt was scheduled to occur less than one year after the date of the refinancing and the new loan has a term of at least five years or (ii) the new loan is approved by a majority of the independent directors; and provided, further, that no financing coordination fee will be paid in connection with loans advanced by an affiliate of CCI III Management. During the three months ended March 31, 2020 and 2019, no financing coordination fees were incurred for any such services provided by CCI III Management or its affiliates.
Disposition fees
If CCI III Management or its affiliates provide a substantial amount of services (as determined by a majority of the Company’s independent directors) in connection with the sale of one or more properties (or the Company’s entire portfolio), the Company will pay CCI III Management or its affiliates a disposition fee in an amount equal to up to one-half of the real estate or brokerage commission paid by the Company to third parties on the sale of such properties, not to exceed 1.0% of the contract price of the properties sold; provided, however, in no event may the total disposition fees paid to CCI III Management, its affiliates, and unaffiliated third parties, exceed the lesser of the customary competitive real estate commission or an amount equal to 6.0% of the contract sales price. In addition, if CCI III Management or its affiliates provides a substantial amount of services (as determined by a majority of the Company’s independent directors) in connection with the sale of one or more assets other than properties, the Company may separately compensate CCI III Management or its affiliates at such rates and in such amounts as the Board, including a majority of the independent directors, and CCI III Management agree upon, not to exceed an amount equal to 1.0% of the contract price of the assets sold. During the three months ended March 31, 2020 and 2019, no disposition fees were incurred for any such services provided by CCI III Management or its affiliates.
Subordinated performance fees
The Company will pay a subordinated performance fee in connection with one of the following alternative events: (1) if the Company’s shares are listed on a national securities exchange, CCI III Management, or its affiliates, will be entitled to a subordinated performance fee equal to 15.0% of the amount, if any, by which (i) the market value of the Company’s outstanding stock plus distributions paid by the Company prior to listing, exceeds (ii) the sum of the total amount of capital raised from stockholders and the amount of distributions necessary to generate a 6.0% annual cumulative, non-compounded return to stockholders; (2) if the Company is sold or its assets are liquidated, CCI III Management will be entitled to a subordinated performance fee equal to 15.0% of the net sale proceeds remaining after stockholders have received, from regular distributions plus special distributions paid from proceeds of such sale, a return of their net capital invested and a 6.0% annual cumulative, non-compounded return; or (3) upon termination of the advisory agreement, CCI III Management may be entitled to a subordinated performance fee similar to the fee to which it would have been entitled had the portfolio been liquidated (based on an independent appraised value of the portfolio) on the date of termination. During the three months ended March 31, 2020 and 2019, no subordinated performance fees were incurred related to any such events.
The Company incurred commissions, fees and expense reimbursements as shown in the table below for services provided by CCI III Management and its affiliates related to the services described above during the periods indicated:

	Three Months Ended March 31,
	2020	2019
Selling commissions	$—	$23,501
Dealer manager fees	$—	$7,000
Distribution and stockholder servicing fees (1)	$14,169	$16,198
Organization and offering costs	$—	$5,909
______________________

(1)
Amounts are calculated for the respective periods in accordance with the dealer manager agreement and exclude the estimated liability for future distribution and stockholder servicing fees payable to CCO Capital of $93,000 and $173,000 as of March 31, 2020 and 2019, respectively, which is included in due to affiliates in the condensed consolidated balance sheets with a corresponding decrease to capital in excess of par value.

COLE OFFICE & INDUSTRIAL REIT (CCIT III), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020 (Unaudited) – (Continued)

Due to Affiliates
As of March 31, 2020 and December 31, 2019, $93,000 and $111,000, respectively, was recorded for services and expenses incurred, but not yet reimbursed to CCI III Management or its affiliates. The amounts are for future distribution and stockholder servicing fees payable to CCO Capital and operating fees and expenses. These amounts were included in due to affiliates in the condensed consolidated balance sheets for such periods.
NOTE 9 — ECONOMIC DEPENDENCY
Under various agreements, the Company has engaged and may in the future engage CCI III Management or its affiliates to provide certain services that are essential to the Company, including asset management services, supervision of the management and leasing of properties owned by the Company, asset acquisition and disposition decisions, as well as other administrative responsibilities for the Company including accounting services and stockholder relations. As a result of these relationships, the Company is dependent upon CCI III Management or its affiliates. In the event that these companies are unable to provide the Company with these services, the Company would be required to find alternative providers of these services.
NOTE 10 — STOCKHOLDERS’ EQUITY
Equity-Based Compensation
On August 9, 2018, the Board approved the adoption of the Company’s 2018 Equity Incentive Plan (the “Plan”), under which 400,000 of the Company’s common shares were reserved for issuance and share awards of 381,000 are available for future grant as of March 31, 2020. As of March 31, 2020, the Company has granted awards of approximately 6,000 restricted Class A Shares to each of the independent members of the Board (approximately 19,000 restricted shares in aggregate) under the Plan. As of March 31, 2020, 9,000 of the restricted Class A Shares had vested based on one year of continuous service. The remaining 10,000 shares issued had not vested or been forfeited as of March 31, 2020. The fair value of the Company’s share awards is determined using the Company’s NAV per share on the date of grant. Compensation expense related to these restricted Class A Shares is recognized over the vesting period. The Company recorded compensation expense of $21,000 for the three months ended March 31, 2020, related to these restricted Class A Shares, which is included in general and administrative expenses in the accompanying condensed consolidated statements of operations.
As of March 31, 2020, there was $41,000 of total unrecognized compensation expense related to the restricted Class A Shares issued in 2019, which will be recognized ratably over the remaining period of service prior to October 1, 2020.
NOTE 11 — LEASES
The Company’s real estate assets are leased to tenants under operating leases for which the terms, expirations and extension options vary. The Company’s operating leases do not convey to the lessee the right to purchase the underlying asset upon expiration of the lease period. To determine whether a contract contains a lease, the Company reviews contracts to determine if the agreement conveys the right to control the use of an asset. The Company accounts for lease and non-lease components as a single, combined operating lease component. Non-lease components primarily consist of maintenance services, including CAM, real estate taxes, insurance and utilities paid for by the lessor but consumed by the lessee. Non-lease components are considered to be variable rental and other property income and are recognized in the period incurred.
As of March 31, 2020, the leases had a weighted-average remaining term of 8.4 years. Certain leases include provisions to extend the lease agreements, options for early termination after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other negotiated terms and conditions. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

COLE OFFICE & INDUSTRIAL REIT (CCIT III), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020 (Unaudited) – (Continued)

As of March 31, 2020, the future minimum rental income from the Company’s real estate assets under non-cancelable operating leases, assuming no exercise of renewal options for the succeeding five fiscal years and thereafter, was as follows:

Future Minimum Rental Income
Remainder of 2020	$2,917,533
2021	3,756,969
2022	3,829,450
2023	3,903,333
2024	3,978,647
Thereafter	14,902,466
Total	$33,288,398
Rental and other property income during the three months ended March 31, 2020 and 2019 consisted of the following:

	Three Months Ended March 31,
	2020	2019
Fixed rental and other property income (1)	$972,002	$972,002
Variable rental and other property income (2)	131,116	163,873
Total rental and other property income	$1,103,118	$1,135,875
______________________

(1)	Consists primarily of fixed contractual payments from operating leases with tenants recognized on a straight-line basis over the lease term, including amortization of acquired above-market leases.

(2)	Consists primarily of tenant reimbursements for recoverable real estate taxes and property operating expenses.
NOTE 12 — SUBSEQUENT EVENTS
The following events occurred subsequent to March 31, 2020:
Redemption of Shares of Common Stock
Subsequent to March 31, 2020, the Company redeemed approximately 18,000 shares pursuant to the Company’s share redemption program for $139,000 (at an average price per share of $7.60). Management, in its discretion, limited the amount of shares redeemed for the three months ended March 31, 2020 to an amount equal to the net proceeds the Company received from the sale of shares in the DRIP Offering during the respective period. The remaining redemption requests received during the three months ended March 31, 2020 totaling approximately 243,000 shares went unfulfilled.
COVID-19 Update
The global outbreak of COVID-19 continues to adversely impact commercial activity and has contributed to significant volatility in financial markets. The Company is closely monitoring the impact of the COVID-19 pandemic on all aspects of the Company’s business. The extent to which this pandemic could affect the Company’s financial condition, liquidity, and results of operations is difficult to predict and depends on evolving factors, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact and the direct and indirect economic effects of the pandemic and containment measures, among others. The magnitude of the outbreak will depend on factors beyond the Company’s control including actions taken by local, state and federal agencies, non-governmental organizations, the medical community, the Company’s tenants, and others. Due to these uncertainties, the Company is unable to predict the impact that the COVID-19 pandemic will have on the Company’s financial condition, results of operations and cash flows in future periods or the impact that COVID-19 will have on the Company’s tenants and other business partners; however, any material effect on these parties could adversely impact the Company. From late March through May 8, 2020, the Company has not received any short term rent relief requests or requests for further discussion from either of its tenants.
Amended and Restated Distribution Reinvestment Plan
Subsequent to March 31, 2020, the Board approved and adopted an Amended and Restated Distribution Reinvestment Plan (the “Amended DRIP”). The Amended DRIP is effective as of May 15, 2020. The Amended DRIP amends and restates the Company’s Distribution Reinvestment Plan (the “Plan”) and, among other changes, (i) provides that the Plan may be suspended

COLE OFFICE & INDUSTRIAL REIT (CCIT III), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020 (Unaudited) – (Continued)

at any time by majority vote of the Board without prior notice to Plan participants if the Board believes such action is in the best interest of the Company and its stockholders, and (ii) clarifies that the Company may provide notice of any amendment, supplement, suspension or termination of the Plan by including such information in a Current Report on Form 8-K or in its annual or quarterly reports filed with the SEC or in a separate mailing to Plan participants.
Amended Share Redemption Program
Subsequent to March 31, 2020, the Board approved and adopted an Amended and Restated Share Redemption Program (the “Amended Share Redemption Program”). The Amended Share Redemption Program is effective as of June 1, 2020. The Amended Share Redemption Program amends and restates the Company’s Share Redemption Program (the “Program”) and, among other changes, replaces the requirement for advance notice of any modification, suspension or termination of the Program with a provision that the Board may amend the terms of, suspend or terminate the Amended Share Redemption Program at any time in its sole discretion if it believes that such action is in the best interest of the Company and its stockholders, and that any material modifications or suspension of the Amended Share Redemption Program will be disclosed to stockholders as promptly as practicable in the Company’s reports filed with the SEC and via its website. The Amended Share Redemption Program also clarifies the types of stockholders whose share redemption requests are eligible to qualify for the special treatment that may be afforded in event of the death of a stockholder, as well as the process for such redemptions, and extends the time during which notice of any stockholder death must be given in connection with any such redemption requests, from 270 days to 12 months.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the accompanying condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. We make statements in this section that are forward-looking statements within the meaning of the federal securities laws. Certain risks may cause our actual results, performance or achievements to differ materially from those expressed or implied by the following discussion. For a complete discussion of such risk factors, see Item 1A — Risk Factors of this Quarterly Report on Form 10-Q and the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. Capitalized terms used herein, but not otherwise defined, shall have the meaning ascribed to those terms in “Part I — Financial Information” of this Quarterly Report on Form 10-Q, including the notes to the condensed consolidated financial statements contained therein, and the terms “we,” “us,” “our” and the “Company” refer to Cole Office & Industrial REIT (CCIT III), Inc.
Forward-Looking Statements
This Quarterly Report on Form 10-Q includes “forward-looking statements” (within the meaning of the federal securities laws, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that reflect our expectations and projections about our future results, performance, prospects and opportunities. We have attempted to identify these forward-looking statements by the use of words such as “may,” “will,” “seek,” “expects,” “anticipates,” “believes,” “targets,” “intends,” “should,” “estimates,” “could,” “continue,” “assume,” “projects,” “plans” or similar expressions. These forward-looking statements are based on information currently available to us and are subject to a number of known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, among other things, those discussed below. In addition, these risks and uncertainties include those associated with (i) the scope, severity and duration of the current pandemic of COVID‑19, and actions taken to contain the pandemic or mitigate its impact, (ii) the potential adverse effect of COVID-19 on the financial condition, results of operations, cash flows and performance of the Company and its tenants, the real estate market and the global economy and financial markets, among others, and (iii) general economic, market and other conditions. We intend for all such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act, as applicable by law. We do not undertake to publicly update or revise any forward-looking statements, whether as a result of changes in underlying assumptions or new information, future events or otherwise, except as may be required to satisfy our obligations under federal securities law. The forward-looking statements should be read in light of the risk factors identified in Item 1A — Risk Factors of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2019.
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

•	We could be subject to risks associated with bankruptcies or insolvencies of tenants or from tenant defaults generally.

•	We have substantial indebtedness, which may affect our ability to pay distributions, and expose us to interest rate fluctuation risk and the risk of default under our debt obligations.

•	We are affected by the incurrence of additional secured or unsecured debt.

•	We may not be able to maintain profitability.

•	We may not generate cash flows sufficient to pay our distributions to stockholders or meet our debt service obligations.

•	Our continued compliance with debt covenants depends on many factors and could be impacted by current or future economic conditions associated with COVID-19.

•	We may be affected by risks resulting from losses in excess of insured limits.

•	We may fail to remain qualified as a REIT for U.S. federal income tax purposes.

•	Our advisor has the right to terminate the advisory agreement upon 60 days’ written notice without cause or penalty.

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
Overview
We were formed on May 22, 2014, and we elected to be taxed, and currently qualify, as a REIT for federal income tax purposes commencing with our taxable year ended December 31, 2017. We commenced our principal operations on September 22, 2016 when we satisfied the conditions of our escrow agreement regarding the minimum offering requirement and issued approximately 275,000 shares of common stock in the Offering. We have no paid employees and are externally advised and managed by CCI III Management. CIM indirectly owns and/or controls CCI III Management; our dealer manager, CCO Capital; our property manager, CREI Advisors; and CCO Group.
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
Our operating results and cash flows are primarily influenced by rental and other property income from our commercial properties, interest expense on our indebtedness, and acquisition and operating expenses. As 100% of our rentable square feet was under lease as of March 31, 2020, with a weighted average remaining lease term of 8.4 years, we believe our exposure to changes in commercial rental rates on our portfolio is substantially mitigated, except for vacancies caused by tenant bankruptcies or other factors, including due to circumstances related to the COVID-19 pandemic. Our advisor regularly monitors the creditworthiness of our tenants by reviewing each tenant’s financial results, any available credit rating agency reports on the tenant or guarantor, the operating history of the property with such tenant, the tenant’s market share and track record within its industry segment, the general health and outlook of the tenant’s industry segment, and other information for changes and possible trends. If our advisor identifies significant changes or trends that may adversely affect the creditworthiness of a tenant, it will gather a more in-depth knowledge of the tenant’s financial condition and, if necessary, attempt to mitigate the tenant credit risk by evaluating the possible sale of the property, or identifying a possible replacement tenant should the current tenant fail to perform on the lease.
COVID-19
We are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business. The global spread of COVID-19 has created significant uncertainty and economic disruption, both in the near-term and potentially longer-term and has negatively impacted almost every industry directly or indirectly, including industries in which we and our tenants operate.
The extent to which this pandemic could affect our financial condition, liquidity, and results of operations is difficult to predict and depends on evolving factors, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact and the direct and indirect economic effects of the pandemic and containment measures, among others. The magnitude of the outbreak will depend on factors beyond our control including actions taken by local, state and federal agencies, non-governmental organizations, the medical community, our tenants, and others. Due to these uncertainties, we are unable to predict the impact that the COVID-19 pandemic will have on our financial condition, results of operation and cash flows in future periods or the impact that COVID-19 will have on our tenants and other business partners; however, any material effect on these parties could adversely impact us.
As of May 8, 2020, the Company had received April 2020 base rent payments from both its tenants. The Company has not received any short-term rent relief requests or requests for further discussion from tenants. April collections and the absence of rent relief requests to-date may not be indicative of collections or requests in any future period. No abatement or modifications have been requested by a tenant as of May 8, 2020.
We are actively managing our response to COVID-19 in collaboration with our tenants and business partners and are assessing potential impacts to our financial position and operating results, as well as potential adverse developments in our business. We intend to publish an updated estimated per share NAV on a quarterly, rather than an annual, basis going forward, until such time that we have greater visibility into the impact of the COVID-19 pandemic on our property valuations. Further, in order to manage the financial health of the Company, our Board is making its determinations with respect to the declaration of distributions on a monthly, instead of quarterly basis, and has approved and adopted an Amended DRIP and an Amended Share Redemption Program that, among other changes, provides that the Amended DRIP and the Amended Share Redemption Program may be suspended at any time by majority vote of the Board without prior notice if the Board believes such action is in the best interest of the Company and its stockholders. For further information regarding the impact of COVID-19 on the Company, see Part II, Item 1A titled “Risk Factors.”
Portfolio Information
As of March 31, 2020, we owned two properties comprising approximately 391,000 rentable square feet of income-producing necessity corporate office and industrial space located in two states, which were 100% leased and had a weighted average remaining lease term of 8.4 years. As we have only acquired two properties, a discussion of same store sales is not considered meaningful and as such is not included in the results of operations.
Results of Operations
We are not aware of any material trends or uncertainties, other than those listed in the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2019 and this Quarterly Report on Form 10-Q, the effects of the recent outbreak of COVID-19, and national economic conditions affecting real estate in general, that may reasonably be expected to have a material impact on our results from the acquisition, management and operation of properties. Currently, we are unable to predict the impact that the COVID-19 pandemic will have on our financial condition, results of operations and cash flows in future periods due to numerous uncertainties.
Our results of operations are influenced by the timing of our acquisitions and the operating performance of our real estate assets. The following table provides summary information about our results of operations for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,		2020 vs 2019 Increase (Decrease)
	2020	2019
Rental and other property income	$1,103,118	$1,135,875	$(32,757)
General and administrative expenses	178,235	275,775	(97,540)
Property operating expenses	7,654	5,465	2,189
Real estate tax expenses	123,462	158,682	(35,220)
Depreciation and amortization	478,063	478,063	—
Operating income	315,704	217,890	97,814
Interest expense and other, net	(254,357)	(427,152)	(172,795)
Net income (loss)	61,347	(209,262)	270,609
Revenues
Our revenue consists primarily of rental and other property income from net leased commercial properties. We also incur certain property operating expenses that are subject to reimbursement by our tenants, which results in additional rental and other property income.
The decrease in revenue of $33,000 during the three months ended March 31, 2020, as compared to the same period in 2019, was primarily due to a decrease in certain operating expenses subject to reimbursement by our tenants.

General and Administrative Expenses
The primary general and administrative expense items are Board costs, accounting fees and bank services charges.
The decrease in general and administrative expenses of $97,000 during the three months ended March 31, 2020, as compared to the same period in 2019, was primarily due to a decrease in legal costs and unused fees on the Credit Facility.
Property Operating Expenses
Property operating expenses such as property repairs, maintenance and property-related insurance include both reimbursable and non-reimbursable property expenses. We are reimbursed by tenants for certain property operating expenses in accordance with the respective lease agreements.
The increase in property operating expenses of $2,000 during the three months ended March 31, 2020, as compared to the same period in 2019, was due to an increase in property insurance expenses, which are subject to reimbursement by our tenants.
Real Estate Tax Expenses
The decrease in real estate tax expenses of $35,000 during the three months ended March 31, 2020, as compared to the same period in 2019, was primarily due to a decreased tax assessment on one property during the three months ended March 31, 2020. These tax assessments are reimbursed by the tenant at the applicable property.
Depreciation and Amortization
Depreciation and amortization expenses remained consistent for the three months ended March 31, 2020 compared to the same period in 2019.
Interest Expense and Other, Net
The decrease in interest expense and other, net of $173,000 during the three months ended March 31, 2020, as compared to the same period in 2019, was primarily due to a decrease in the weighted average interest rate to 3.2% as of March 31, 2020, from 4.7% as of March 31, 2019.
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
As of March 31, 2020, we had distributions payable of $132,000. On April 20, 2020, our Board approved the declaration of a distribution for April 2020 at a rate of $0.04098 per share, less the per share distribution and stockholder servicing fees that are payable with respect to Class T Shares (as such fees are calculated on a daily basis) for stockholders of record as of April 30, 2020. Given the impact of the COVID-19 pandemic, our Board has decided to make a determination as to the amount and timing of distributions on a monthly, instead of quarterly, basis until such time that we have greater visibility into the impact that the COVID-19 pandemic will have on our tenants’ ability to continue to pay rent on their leases on a timely basis or at all, the degree to which federal, state or local governmental authorities grant rent relief or other relief or amnesty programs applicable to our tenants, our ability to access the capital markets, and on the United States and worldwide financial markets and economy.

The following table presents distributions and sources of distributions for the periods indicated:

	Three Months Ended March 31,
	2020		2019
	Amount	Percent	Amount	Percent
Distributions paid in cash	$248,424	64%	$266,228	59%
Distributions reinvested	138,880	36%	188,763	41%
Total distributions	$387,304	100%	$454,991	100%
Sources of distributions:
Net cash provided by operating activities (1)	$387,304	100%	$402,615	88%
Proceeds from issuance of common stock (2)	—	—%	52,376	12%
	$387,304	100%	$454,991	100%
______________________

(1)	Net cash provided by operating activities for the three months ended March 31, 2020 and 2019 was $616,000 and $403,000, respectively.

(2)
In accordance with GAAP, certain real estate acquisition-related fees and expenses, such as expenses and fees incurred in connection with property acquisitions accounted for as business combinations, are expensed, and therefore, reduce net cash flows from operating activities. Therefore, for consistency, proceeds from the issuance of common stock used as a source of distributions for the three months ended March 31, 2019 includes the amount by which real estate acquisition-related fees and expenses related to property acquisitions accounted for as business combinations in prior periods have reduced net cash flows from operating activities in prior periods.

Share Redemptions
Our share redemption program permits our stockholders to sell their shares back to us after they have held them for at least one year, subject to certain conditions and limitations. We may waive the one-year holding period requirement upon request due to a stockholder’s death or bankruptcy or other exigent circumstances as determined by our advisor. In addition, our Board may choose to amend the terms of, suspend or terminate our share redemption program in its sole discretion if it believes that such action is in the best interest of us and our stockholders. Any material modifications or suspension of the share redemption program will be disclosed to our stockholders as promptly as practicable in our reports filed with the SEC and via our website. Funding for the redemption of shares will generally be limited to the net proceeds we receive from the sale of shares under the DRIP, net of shares redeemed to date. We will not redeem in excess of 5.0% of the weighted average number of shares outstanding during the trailing 12 months prior to the end of the fiscal quarter for which the redemptions are being paid. In addition, we will generally limit quarterly redemptions to approximately 1.25% of the weighted average number of shares outstanding during the trailing 12-month period ending on the last day of the fiscal quarter for which the redemptions are being paid, and to the net proceeds we receive from the sale of shares in the respective quarter under the DRIP. Any of the foregoing limits might prevent us from accommodating all redemption requests made in any fiscal quarter or in any 12-month period. We received redemption requests of approximately 243,000 shares for $1.8 million in excess of the net proceeds we received from the issuance of shares under the DRIP Offering during the three months ended March 31, 2020. Management, in its discretion, limited the amount of shares redeemed for the three months ended March 31, 2020 to an amount equal to the net proceeds we received from the sale of shares pursuant to the DRIP Offering during the respective period. During the three months ended March 31, 2020, we received valid redemption requests under our share redemption program totaling approximately 261,000 shares, of which we redeemed approximately 18,000 shares subsequent to March 31, 2020 for $139,000 at an average redemption price of $7.60 per share. The remaining redemption requests relating to approximately 243,000 shares went unfulfilled. A valid redemption request is one that complies with the applicable requirements and guidelines of our share redemption program then in effect.
Liquidity and Capital Resources
General
We are continuing to closely monitor the outbreak of COVID-19 and its impact on our business, tenants, operating partners and the economy as whole. The magnitude and duration of the pandemic and its impact on our operations and liquidity is uncertain as of the filing date of our report. However, if the outbreak continues on its current trajectory, such impacts could be material.

Our Credit Facility provides for aggregate borrowings of up to $29.3 million in Revolving Loans. We had available borrowings of $5.1 million as of March 31, 2020. As of March 31, 2020, we also had cash and cash equivalents of $1.4 million. Subject to potential credit losses in the remainder of 2020 due to customers that default on their leases, file bankruptcy and/or otherwise experience significant financial difficulty as a result of COVID-19, we expect to meet our short-term liquidity requirements through available cash, cash provided by property operations, proceeds from the Offerings and borrowings from the Credit Facility or other sources. Additionally, given the impact of COVID-19, our Board has decided to make a determination as to the amount and timing of distributions on a monthly, instead of a quarterly, basis until such time that we have greater visibility into the impact that the COVID-19 pandemic will have on our property valuations. Subsequent to March 31, 2020, our Board approved and adopted an Amended DRIP and an Amended Share Redemption Program that, among other changes, respectively provide that the Amended DRIP and the Amended Share Redemption Program may be suspended at any time by majority vote of the Board without prior notice if the Board believes such action is in the best interest of the Company and its stockholders. See Note 12 — Subsequent Events to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q for further discussion on the borrowings from the Credit Facility, Amended DRIP and Amended Share Redemption Program.
We are in discussions with our lenders to extend the maturity date of our Credit Facility beyond the current maturity date of September 23, 2020, although no assurances can be given that we will be able to enter into an agreement to extend the maturity date. As of March 31, 2020, we believe that we were in compliance with the financial covenants of the Credit Agreement. However, our continued compliance with these debt covenants depends on many factors, including rent collections, which is impacted by the current and future economic conditions related to COVID-19.
Our operating cash flows will primarily be provided by the rental and other property income received from leased properties.
Short-term Liquidity and Capital Resources
On a short-term basis, our principal demands for funds will be for the payment of operating expenses, distributions to, and redemptions by, stockholders and interest and principal on current and any future debt financings, including principal repayments of $24.2 million due September 23, 2020. In order to repay the Credit Facility balance upon maturity, we are dependent on refinancing. We expect to either refinance the Credit Facility prior to the extended maturity date of September 23, 2020 or extend the maturity date for six to 12 months. We believe our cash on hand, net cash provided by operations and the entry into new financing arrangements will be sufficient to meet our obligations as they become due in the ordinary course of business for at least 12 months following the date these financial statements are issued. However, this evaluation assumes continued positive cash flows.
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
Contractual Obligations
As of March 31, 2020, we had debt outstanding with a carrying value of $24.2 million, with a weighted average interest rate of 3.2%. See Note 6 — Credit Facility to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q for certain terms of our debt outstanding.

Our contractual obligations as of March 31, 2020 were as follows:

	Payments due by period (1)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Principal payments – Credit Facility	$24,175,000	$24,175,000	$—	$—	$—
Interest payments – Credit Facility (2)	370,904	370,904	—	—	—
Total	$24,545,904	$24,545,904	$—	$—	$—
______________________

(1)	The table does not include amounts due to CCI III Management or its affiliates pursuant to our advisory agreement because such amounts are not fixed and determinable.

(2)	Payment obligations for the Revolving Loans are based on a weighted average interest rate of 3.2% as of March 31, 2020 and reflect a maturity date of September 23, 2020.
Our borrowings will not exceed 75% of the cost of our gross assets (or 300% of net assets) as of the date of any borrowing, which is the maximum level of indebtedness permitted under the North American Securities Administrators Association Statement of Policy Regarding Real Estate Investment Trusts; however, we may exceed that limit if approved by a majority of our independent directors and disclosed to our stockholders in the next quarterly report along with a justification for such excess borrowing. Consistent with CCI III Management’s approach toward the moderate use of leverage, our Board has adopted a policy to further limit our borrowings to 60% of the greater of cost (before deducting depreciation or other non-cash reserves) or fair market value of our gross assets, unless excess borrowing is approved by a majority of the independent directors and disclosed to our stockholders in the next quarterly report along with a justification for such excess borrowing. As of March 31, 2020, our ratio of debt to total gross assets was 48.7% and our ratio of debt to the fair market value of our gross assets was 58.5%. Fair market value is based on the estimated market value of our real estate assets as of December 31, 2019 that were used to determine our estimated per share NAV.
Our management reviews net debt as part of its management of our overall liquidity, financial flexibility, capital structure and leverage, and we therefore believe that the presentation of net debt provides useful information to stockholders. Net debt is a non-GAAP measure used to show our outstanding principal debt balance, excluding certain GAAP adjustments, such as premiums or discounts, less all cash and cash equivalents. As of March 31, 2020, our net debt leverage ratio, which is the ratio of net debt to total gross real estate assets net of gross intangible lease liabilities, if applicable, was 45.9%.
The following table provides a reconciliation of the Credit Facility balance, as reported on our condensed consolidated balance sheet, to net debt as of March 31, 2020:

Balance as of March 31, 2020
Credit facility	$24,175,000
Less: Cash and cash equivalents	(1,411,566)
Net debt	$22,763,434
Gross real estate assets	$49,605,205
Net debt leverage ratio	45.9%
Cash Flow Analysis
Operating Activities. Net cash provided by operating activities increased by $214,000 for the three months ended March 31, 2020, compared to the same period in 2019. The change was primarily due to decreased interest expense resulting from the debt modification during the year ended December 31, 2019. See “ — Results of Operations” for a more complete discussion of the factors impacting our operating performance.
Financing Activities. Net cash used in financing activities increased by $394,000 for the three months ended March 31, 2020, compared to the same period in 2019. The change was primarily due to a decrease in our net proceeds from the issuance of common stock.
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
Critical Accounting Policies and Estimates
Our accounting policies have been established to conform with GAAP. The preparation of financial statements in conformity with GAAP requires us to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Management believes that we have made these estimates and assumptions in an appropriate manner and in a way that accurately reflects our financial condition. We continually test and evaluate these estimates and assumptions using our historical knowledge of the business, as well as other factors, to ensure that they are reasonable for reporting purposes. However, actual results may differ from these estimates and assumptions. If our judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied, thus resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses. We believe the following critical accounting policies govern the significant judgments and estimates used in the preparation of our financial statements, which should be read in conjunction with the more complete discussion of our accounting policies and procedures included in Note 2 — Summary of Significant Accounting Policies to our audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2019.
We consider our critical accounting policies to be the following:

•	Allocation of Purchase Price of Real Estate Assets; and

•	Recoverability of Real Estate Assets.
A complete description of such policies and our considerations is contained in our Annual Report on Form 10-K for the year ended December 31, 2019. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2019 and related notes thereto.
Related-Party Transactions and Agreements
We have entered into agreements with CCI III Management or its affiliates whereby we agree to pay certain fees to, or reimburse certain expenses of, CCI III Management or its affiliates, such as acquisition and advisory fees and expenses, organization and offering costs, distribution and stockholder servicing fees, and reimbursement of certain operating costs. See Note 8 — Related-Party Transactions and Arrangements to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q for a discussion of the various related-party transactions, agreements and fees.

Conflicts of Interest
Richard S. Ressler, the chairman of our Board, chief executive officer and president, who is also a founder and principal of CIM and is an officer/director of certain of its affiliates, is the chairman of the board, chief executive officer and president of CMFT and CIM Income NAV, a director of CCIT II and vice president of CCI III Management. One of our directors, Avraham Shemesh, who is also a founder and principal of CIM and is an officer/director of certain of its affiliates, serves as a director of CMFT and CIM Income NAV, as well as the chairman of the board, chief executive officer and president of CCIT II and CCPT V, and is president and treasurer of CCI III Management. One of our independent directors, W. Brian Kretzmer, also serves as a director of CMFT and CIM Income NAV. One of our independent directors, Howard A. Silver, also serves as a director of CMFT. Our chief financial officer and treasurer, Nathan D. DeBacker, who is also an officer of other real estate programs sponsored by CCO Group, is a vice president of CCI III Management and is an officer of certain of its affiliates. In addition, affiliates of CCI III Management act as an advisor to CMFT, CCPT V, CCIT II and CIM Income NAV, all of which are public, non-listed REITs sponsored or operated by CCO Group. As such, there may be conflicts of interest where CCI III Management or its affiliates, while serving in the capacity as sponsor, general partner, officer, director, key personnel and/or advisor for CIM or another real estate program sponsored or operated by CIM or CCO Group, including other real estate offerings in registration, may be in conflict with us in connection with providing services to other real estate-related programs related to property acquisitions, property dispositions, and property management among others. The compensation arrangements between affiliates of CCI III Management and these other real estate programs sponsored or operated by CCO Group could influence the advice provided to us. See Part I, Item 1. Business — Conflicts of Interest in our Annual Report on Form 10-K for the year ended December 31, 2019.
Off-Balance Sheet Arrangements
As of March 31, 2020 and December 31, 2019, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Market Risk
The market risk associated with financial instruments and derivative financial instruments is the risk of loss from adverse changes in market prices or interest rates. Our market risk arises primarily from interest rate risk relating to variable rate borrowings. To meet our short and long-term liquidity requirements, we borrow funds at a combination of fixed and variable rates. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to manage our overall borrowing costs. To achieve these objectives, from time to time, we may enter into interest rate hedge contracts such as swaps, collars and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. We do not intend to hold or issue these derivative contracts for trading or speculative purposes. As of March 31, 2020, we had no interest rate hedge contracts. We do not have any foreign operations and thus we are not exposed to foreign currency fluctuations.
Interest Rate Risk
In connection with the acquisition of our properties, we have obtained variable rate debt financing and are therefore exposed to changes in LIBOR. As of March 31, 2020, we had an aggregate of $24.2 million of variable rate debt outstanding under the Credit Facility, and a change of 50 basis points in interest rates would result in a change in interest expense of $121,000 per annum. In the future, we may obtain additional variable rate debt financing to fund certain property acquisitions and may be further exposed to interest rate changes. Our objectives in managing interest rate risks will be to limit the impact of interest rate changes on operations and cash flows and to lower overall borrowing costs. To achieve these objectives, we expect to borrow primarily at interest rates with the lowest margins available and, in some cases, with the ability to convert variable rates to fixed rates.
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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of March 31, 2020 was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of March 31, 2020, were effective at a reasonable assurance level.
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
In the ordinary course of business, we may become subject to litigation or claims. We are not aware of any material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we are a party or to which our properties are the subject.

Item 1A.	Risk Factors
Except as set forth below, there have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2019.
Pandemics or other health crises may adversely affect our business and/or operations, our tenants’ financial condition and the profitability of our properties.
Our business and/or operations and the businesses of our tenants could be materially and adversely affected by the risks, or the public perception of the risks, related to a pandemic or other health crisis, such as the recent outbreak of COVID-19.
The risk, or public perception of the risk, of the COVID-19 outbreak and the associated “shelter-in-place” or “stay-at-home” orders or other quarantine mandates or public health guidance issued by local, state or federal authorities may adversely affect our tenants’ businesses and our tenants’ ability to adequately staff their businesses. Such events could adversely impact those tenants’ sales and/or cause the temporary closure or slowdown of certain of our tenants’ businesses and could have a material adverse effect on our business, financial condition and results of operations. Similarly, the potential effects of quarantined employees of office tenants may adversely impact their businesses and affect their ability to pay rent on a timely basis.
The extent to which COVID-19 will impact our operations and those of our tenants will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of COVID-19, the actions taken to contain COVID-19 or mitigate its impact, and the direct and indirect economic effects of COVID-19 and the related containment measures. Management will continue to monitor the impact to our business, financial condition, results of operations, cash flow, and occupancy. Accordingly, we cannot predict the significance, extent or duration of any adverse impact of COVID-19 on our business, financial condition, results of operations or cash flows for the fiscal year ending December 31, 2020. Moreover, certain risk factors set forth in the 2019 Annual Report should be interpreted as heightened risks as a result of the impact of COVID-19.

The declaration, amount and payment of future cash distributions on our common stock are subject to uncertainty due to current market conditions.
All distributions will be declared at the discretion of our Board and will depend on our earnings, our financial condition, REIT distribution requirements, and other factors as our Board may deem relevant from time to time. The economic impacts resulting from the COVID-19 pandemic could adversely affect our ability to pay distributions. Our Board is under no obligation or requirement to declare future distributions and will continue to assess our common stock distribution rate on an ongoing basis, as market conditions and our financial position continue to evolve. We cannot assure you that we will achieve results that will allow us to pay distributions on our common stock or that the level of distributions will be maintained to increased.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Our Board has adopted a share redemption program that permits our stockholders to sell their shares back to us after they have held them for at least one year, subject to the significant conditions and limitations described in the Registration Statement. We may waive the one-year holding period upon request due to a stockholder’s death, bankruptcy or other exigent circumstances as determined by our advisor. In addition, our Board may choose to amend the terms of, suspend or terminate our share redemption program at any time in its sole discretion if it believes that such action is in the best interest of us and our stockholders. Funding for the redemption of shares will generally be limited to the cumulative net proceeds we receive from the sale of shares under the DRIP, net of shares redeemed to date. Under our share redemption program, we will not redeem in excess of 5.0% of the weighted average number of shares outstanding during the trailing 12 months prior to the end of the fiscal quarter for which the redemptions are being paid. In addition, we will generally limit quarterly redemptions to approximately 1.25% of the weighted average number of shares outstanding during the trailing 12-month period ending on the last day of the fiscal quarter for which the redemptions are being paid, and to the net proceeds we receive from the sale of shares in the respective quarter under the DRIP. Any of the foregoing limits might prevent us from accommodating all redemption requests made in any fiscal quarter or in any 12-month period. We received redemption requests of approximately 243,000 shares for $1.8 million in excess of the net proceeds we received from the issuance of shares under the DRIP Offering during the three months ended March 31, 2020. Management, in its discretion, limited the amount of shares redeemed for the three months ended March 31, 2020, to shares issued pursuant to the DRIP Offering during the respective period. The estimated per share NAV of $7.60 determined by our Board as of December 31, 2019 serves as the most recent estimated value for purposes of the share redemption program, effective March 30, 2020, until such time as our Board determines a new estimated per share NAV.
In general, we redeem shares on a quarterly basis. During the three months ended March 31, 2020, we redeemed shares, including those redeemable due to death, as follows:

Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2020 – January 31, 2020
Class A Shares	—	$—	—	(1)
Class T Shares	—	$—	—	(1)
February 1, 2020 – February 29, 2020
Class A Shares	5,543	$8.60	5,543	(1)
Class T Shares	10,959	$8.60	10,959	(1)
March 1, 2020 – March 31, 2020
Class A Shares	—	$—	—	(1)
Class T Shares	—	$—	—	(1)
Total	16,502		16,502	(1)
______________________

(1)	A description of the maximum number of shares that may be purchased under our share redemption program is included in the narrative preceding this table.
Unregistered Sales of Equity Securities
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020 (and are numbered in accordance with Item 601 of Regulation S-K).

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
4.1
Amended and Restated Distribution Reinvestment Plan, effective May 15, 2020 (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 333-209128), filed on May 1, 2020).

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
Date: May 14, 2020