Form 10-Q
period 2020-06-30
Cole Office & Industrial REIT (CCIT III), Inc.
filed 2020-08-14
CIK 1614976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒
As of August 10, 2020, there were approximately 2.5 million shares of Class A common stock and 709,000 shares of Class T common stock, par value per share of $0.01 each, of Cole Office & Industrial REIT (CCIT III), Inc. outstanding.

COLE OFFICE & INDUSTRIAL REIT (CCIT III), INC.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
COLE OFFICE & INDUSTRIAL REIT (CCIT III), INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2020	December 31, 2019
ASSETS
Real estate assets:
Land	$3,245,003	$3,245,003
Buildings and improvements	41,258,770	41,258,770
Intangible lease assets	5,101,432	5,101,432
Total real estate assets, at cost	49,605,205	49,605,205
Less: accumulated depreciation and amortization	(6,691,668)	(5,735,541)
Total real estate assets, net	42,913,537	43,869,664
Cash and cash equivalents	1,559,531	1,206,262
Rents and tenant receivables	1,056,138	1,112,208
Prepaid expenses and other assets	87,578	54,716
Deferred costs, net	20,849	56,689
Total assets	$45,637,633	$46,299,539
LIABILITIES AND STOCKHOLDERS’ EQUITY
Credit facility	$24,175,000	$24,175,000
Accrued expenses and accounts payable	603,769	628,747
Due to affiliates	78,192	110,872
Distributions payable	123,993	132,145
Deferred rental income	221,491	217,149
Total liabilities	25,202,445	25,263,913
Commitments and contingencies
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value per share; 10,000,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.01 par value per share; 245,000,000 shares authorized, 2,513,761 and 2,504,629 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	25,114	24,974
Class T common stock, $0.01 par value per share; 245,000,000 shares authorized, 712,410 and 722,873 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	7,124	7,229
Capital in excess of par value	28,737,562	28,707,032
Accumulated distributions in excess of earnings	(8,334,612)	(7,703,609)
Total stockholders’ equity	20,435,188	21,035,626
Total liabilities, redeemable common stock, and stockholders’ equity	$45,637,633	$46,299,539
The accompanying notes are an integral part of these condensed consolidated financial statements.

COLE OFFICE & INDUSTRIAL REIT (CCIT III), INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues:
Rental and other property income	$1,109,765	$1,104,195	$2,212,883	$2,240,070
Operating expenses:
General and administrative	234,613	204,244	412,848	480,019
Property operating	6,825	13,505	14,479	18,970
Real estate tax	131,122	120,213	254,584	278,895
Depreciation and amortization	478,064	478,064	956,127	956,127
Total operating expenses	850,624	816,026	1,638,038	1,734,011
Operating income	259,141	288,169	574,845	506,059
Other expense:
Interest expense and other, net	(184,300)	(429,115)	(438,657)	(856,267)
Net income (loss)	$74,841	$(140,946)	$136,188	$(350,208)

Class A Common Stock:
Net income (loss)	$67,944	$(98,880)	$126,649	$(246,837)
Basic and diluted weighted average number of common shares outstanding	2,512,810	2,476,044	2,510,880	2,466,563
Basic and diluted net income (loss) per common share	$0.03	$(0.04)	$0.05	$(0.10)

Class T Common Stock:
Net income (loss)	$6,897	$(42,066)	$9,539	$(103,371)
Basic and diluted weighted average number of common shares outstanding	713,465	746,404	715,924	750,115
Basic and diluted net income (loss) per common share	$0.01	$(0.06)	$0.01	$(0.14)
The accompanying notes are an integral part of these condensed consolidated financial statements.

COLE OFFICE & INDUSTRIAL REIT (CCIT III), INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Class A Common Stock		Class T Common Stock		Capital in Excess of Par Value	Accumulated Distributions in Excess of Earnings	Total Stockholders’ Equity
	Number of Shares	Par Value	Number of Shares	Par Value
Balance, January 1, 2020	2,504,629	$24,974	722,873	$7,229	$28,707,032	$(7,703,609)	$21,035,626
Issuance of common stock	12,256	123	3,893	39	138,718	—	138,880
Equity-based compensation	—	24	—	—	20,601	—	20,625
Distributions declared on common stock — $0.12 per common share	—	—	—	—	—	(387,050)	(387,050)
Distribution and stockholder servicing fees	—	—	—	—	3,770	—	3,770
Redemptions of common stock	(5,543)	(56)	(10,959)	(110)	(148,248)	—	(148,414)
Net income	—	—	—	—	—	61,347	61,347
Balance as of March 31, 2020	2,511,342	$25,065	715,807	$7,158	$28,721,873	$(8,029,312)	$20,724,784
Issuance of common stock	13,004	130	4,291	43	131,447	—	131,620
Equity-based compensation	—	24	—	—	20,602	—	20,626
Distributions declared on common stock — $0.12 per common share	—	—	—	—	—	(380,141)	(380,141)
Distribution and stockholder servicing fees	—	—	—	—	2,337	—	2,337
Redemptions of common stock	(10,585)	(105)	(7,688)	(77)	(138,697)	—	(138,879)
Net income	—	—	—	—	—	74,841	74,841
Balance as of June 30, 2020	2,513,761	$25,114	712,410	$7,124	$28,737,562	$(8,334,612)	$20,435,188

COLE OFFICE & INDUSTRIAL REIT (CCIT III), INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited) - (Continued)

	Class A Common Stock		Class T Common Stock		Capital in Excess of Par Value	Accumulated Distributions in Excess of Earnings	Total Stockholders’ Equity
	Number of Shares	Par Value	Number of Shares	Par Value
Balance as of January 1, 2019	2,424,682	$24,179	747,316	$7,473	$28,016,307	$(5,584,678)	$22,463,281
Issuance of common stock	47,124	471	9,112	91	538,201	—	538,763
Equity-based compensation	—	23	—	—	20,603	—	20,626
Distributions declared on common stock — $0.15 per common share	—	—	—	—	—	(458,852)	(458,852)
Commissions on stock sales and related dealer manager fees	—	—	—	—	(30,501)	—	(30,501)
Other offering costs	—	—	—	—	(5,909)	—	(5,909)
Distribution and stockholder servicing fees	—	—	—	—	(1,000)	—	(1,000)
Redemptions of common stock	(5,403)	(54)	—	—	(48,569)	—	(48,623)
Changes in redeemable common stock	—	—	—	—	42,019	—	42,019
Net loss	—	—	—	—	—	(209,262)	(209,262)
Balance as of March 31, 2019	2,466,403	$24,619	756,428	$7,564	$28,531,151	$(6,252,792)	$22,310,542
Issuance of common stock	13,965	140	6,346	64	174,469	—	174,673
Equity-based compensation	—	22	—	—	20,602	—	20,624
Distributions declared on common stock — $0.12 per common share	—	—	—	—	—	(389,444)	(389,444)
Other offering costs	—	—	—	—	(662)	—	(662)
Redemptions of common stock	—	—	(21,426)	(214)	(184,047)	—	(184,261)
Changes in redeemable common stock	—	—	—	—	140,139	—	140,139
Net loss	—	—	—	—	—	(140,946)	(140,946)
Balance as of June 30, 2019	2,480,368	$24,781	741,348	$7,414	$28,681,652	$(6,783,182)	$21,930,665
The accompanying notes are an integral part of these condensed consolidated financial statements.

COLE OFFICE & INDUSTRIAL REIT (CCIT III), INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$136,188	$(350,208)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization, net	956,127	956,127
Amortization of deferred financing costs	35,840	284,378
Straight-line rental income	(13,460)	(48,167)
Equity-based compensation	41,251	41,250
Changes in assets and liabilities:
Rents and tenant receivables	69,530	223,258
Prepaid expenses and other assets	(32,862)	3,466
Accrued expenses and accounts payable	(24,978)	(279,832)
Deferred rental income	4,342	217,149
Due to affiliates	—	(757)
Net cash provided by operating activities	1,171,978	1,046,664
Cash flows from investing activities:
Net cash used in investing activities	—	—
Cash flows from financing activities:
Proceeds from issuance of common stock	—	350,000
Redemptions of common stock	(287,293)	(232,884)
Offering costs on issuance of common stock	—	(37,072)
Distribution and stockholder servicing fees paid	(26,573)	(31,330)
Distributions to stockholders	(504,843)	(512,516)
Deferred financing costs paid	—	(3,003)
Net cash used in financing activities	(818,709)	(466,805)
Net increase in cash and cash equivalents	353,269	579,859
Cash and cash equivalents, beginning of period	1,206,262	635,959
Cash and cash equivalents, end of period	$1,559,531	$1,215,818

Supplemental disclosures of non-cash investing and financing activities:
Distributions declared and unpaid	$123,993	$127,455
Change in accrued distribution and stockholder servicing fees due to affiliate	$(6,107)	$1,000
Common stock issued through distribution reinvestment plan	$270,500	$363,436
Supplemental cash flow disclosures:
Interest paid	$407,654	$572,371
Cash paid for taxes	$1,745	$4,611
The accompanying notes are an integral part of these condensed consolidated financial statements.

COLE OFFICE & INDUSTRIAL REIT (CCIT III), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020 (Unaudited)
NOTE 1 — ORGANIZATION AND BUSINESS
Cole Office & Industrial REIT (CCIT III), Inc. (the “Company”) is a non-exchange traded real estate investment trust (“REIT”) formed as a Maryland corporation on May 22, 2014, that elected to be taxed, and currently qualifies, as a REIT for U.S. federal income tax purposes commencing with its taxable year ended December 31, 2017. The Company generally acquires and operates commercial real estate assets, primarily consisting of single-tenant, income-producing necessity office and industrial properties, which are leased to creditworthy tenants under long-term leases. As of June 30, 2020, the Company owned two office and industrial properties, comprising 391,000 rentable square feet of commercial space located in two states. As of June 30, 2020, the rentable square feet at these properties was 100% leased.
Substantially all of the Company’s business is conducted through Cole Corporate Income Operating Partnership III, LP (“CCI III OP”), a Delaware limited partnership, of which the Company is the sole general partner and owns, directly or indirectly, 100% of the partnership interests.
The Company is externally managed by Cole Corporate Income Management III, LLC, a Delaware limited liability company (“CCI III Management”), which is an affiliate of CIM Group, LLC (“CIM”). CIM is a community-focused real estate and infrastructure owner, operator, developer and lender with multi-disciplinary expertise, including in acquisitions, management, development, leasing, research and capital markets. CIM is headquartered in Los Angeles, California and has offices in Oakland, California; Bethesda, Maryland; Dallas, Texas; New York, New York; Chicago, Illinois; Phoenix, Arizona; Orlando, Florida; Tokyo, Japan; and Atlanta, Georgia.
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
The Company’s board of directors (the “Board”) establishes an updated estimated per share net asset value (“NAV”) of the Company’s common stock on at least an annual basis for purposes of assisting broker-dealers that participated in the Offering in meeting their customer account reporting obligations under Financial Industry Regulatory Authority Rule 2231. Distributions are reinvested in shares of the Company’s common stock under the DRIP at the estimated per share NAV as determined by the Board. Additionally, the estimated per share NAV as determined by the Board serves as the per share NAV for purposes of the share redemption program. On June 30, 2020, the estimated per share NAV was $7.63 per share for both Class A Shares and Class T Shares, which was established on May 26, 2020 using a valuation date of March 31, 2020. Commencing on May 29, 2020, distributions were reinvested in shares of the Company’s common stock under the DRIP at a price of $7.63 per share for

COLE OFFICE & INDUSTRIAL REIT (CCIT III), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020 (Unaudited) – (Continued)

both Class A Shares and Class T Shares. On August 12, 2020, the Board established an updated estimated per share NAV of the Company’s common stock, using a valuation date of June 30, 2020, of $7.76 per share for both Class A Shares and Class T Shares. Commencing on August 14, 2020, distributions are reinvested in shares of the Company’s common stock under the DRIP at a price of $7.76 per share for both Class A Shares and Class T Shares. The Board previously established a per share NAV as of February 13, 2019, December 31, 2019 and March 31, 2020. The Company’s estimated per share NAV is not audited or reviewed by its independent registered public accounting firm. The Company intends to publish an updated estimated per share NAV on a quarterly, rather than an annual, basis going forward, until such time that the Company has greater visibility into the impact of the current novel coronavirus (“COVID-19”) pandemic on the Company’s property valuations.
As of June 30, 2020, the Company had $24.2 million of debt outstanding under its secured credit facility (the “Credit Facility”) maturing on September 23, 2020. The Company expects to either extend the maturity date of the Credit Facility for one year to September 23, 2021, or enter into new financing arrangements to meet its obligations as they become due, and is in discussions with the administrative agent of the Credit Facility regarding an extension of the maturity date.
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
Recoverability of Real Estate Assets
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate assets may not be recoverable. Impairment indicators that the Company considers include, but are not limited to: bankruptcy or other credit concerns of a property’s major tenant, such as a history of late payments, lease concessions and other

COLE OFFICE & INDUSTRIAL REIT (CCIT III), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020 (Unaudited) – (Continued)

factors; a significant decrease in a property’s revenues due to lease terminations; vacancies; co-tenancy clauses; reduced lease rates; changes in anticipated holding periods; or other circumstances. When indicators of potential impairment are present, the Company assesses the recoverability of the assets by determining whether the carrying amount of the assets will be recovered through the undiscounted future cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying amount, the Company will adjust the real estate assets to their respective fair values and recognize an impairment loss. Generally, fair value is determined using a discounted cash flow analysis and recent comparable sales transactions. No impairment indicators were identified and no impairment losses were recorded during the six months ended June 30, 2020 or 2019. The Company’s impairment assessment as of June 30, 2020 was based on the most current information available to the Company, including expected holding periods. If the Company’s expected holding periods for assets change, subsequent tests for impairment could result in impairment charges in the future. The Company cannot provide any assurance that material impairment charges with respect to the Company’s real estate assets will not occur during 2020 or in future periods, particularly in light of the negative economic impacts caused by the COVID-19 pandemic. If the effects of the COVID-19 pandemic cause economic and market conditions to continue to deteriorate or if the Company’s expected holding periods for assets change, subsequent tests for impairment could result in additional impairment charges in the future. As of June 30, 2020, the Company has not identified any impairments resulting from COVID-19 related impacts, including as a result of tenant requests for rent relief. The Company generally intends to hold its assets for the long-term; therefore, a temporary change in cash flows due to COVID-19 related impacts alone would not be an impairment indicator. However, the Company has yet to see the long-term effects of COVID-19 on the economy and the extent to which it may impact the Company’s tenants in the future. Indications of a tenant’s inability to continue as a going concern, changes in the Company’s view or strategy relative to a tenant’s business or industry as a result of the economic impacts of COVID-19, or changes in the Company’s long-term hold strategies, could be indicative of an impairment indicator. Accordingly, the Company will continue to monitor circumstances and events in future periods to determine whether the carrying value of the Company’s real estate assets are recoverable.
Assets Held for Sale
When a real estate asset is identified by the Company as held for sale, the Company will cease recording depreciation and amortization of the assets related to the property and estimate its fair value, net of selling costs. If, in management’s opinion, the fair value, net of selling costs, of the asset is less than the carrying amount of the asset, an adjustment to the carrying amount is then recorded to reflect the estimated fair value of the property, net of selling costs. There were no assets identified as held for sale as of June 30, 2020 or December 31, 2019.
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
June 30, 2020 (Unaudited) – (Continued)

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
The Company continually reviews whether collection of lease-related receivables, including any straight-line rent, and current and future operating expense reimbursements from tenants are probable. The determination of whether collectability is probable takes into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. Upon the determination that the collectability of a receivable is not probable, the Company will record a reduction to rental and other property income for amounts previously recorded and a decrease in the outstanding receivable. Revenue from leases where collection is deemed to be not probable is recorded on a cash basis until collectability becomes probable. Management’s estimate of the collectability of lease-related receivables is based on the best information available at the time of estimate. The Company does not use a general reserve approach and lease-related receivables are adjusted and taken against rental and other property income only when collectability becomes not probable. There were no lease-related receivable write-offs during the six months ended June 30, 2020 and 2019.
Earnings (Loss) and Distributions Per Share
The Company has two classes of common stock. Accordingly, the Company utilizes the two-class method to determine its earnings per share, which can result in different earnings per share for each of the classes. Under the two-class method, earnings per share of each class of common stock are computed by dividing the sum of the distributed earnings to common stockholders and undistributed earnings allocated to common stockholders by the weighted average number of shares for each class of common stock for the respective period. The distributed earnings to Class T Share common stockholders represents distributions declared less the distribution and stockholder servicing fees paid with respect to Class T Shares sold in the primary portion of the Offering. Diluted income per share, when applicable, considers the effect of any potentially dilutive share equivalents, of which the Company had none for each of the three and six months ended June 30, 2020 or 2019. Distributions per share are calculated based on the authorized monthly distribution rate. Prior to April 1, 2020, distributions were calculated based on the authorized daily distribution rate.
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
June 30, 2020 (Unaudited) – (Continued)

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
In October 2018, the FASB issued ASU 2018-17, Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities (“ASU 2018-17”). The guidance changes the guidance for determining whether a decision-making fee is a variable interest. Under the new ASU, indirect interests held through related parties under common control will now be considered on a proportional basis when determining whether fees paid to decision makers and service providers are variable interests. Such indirect interests were previously treated the same as direct interests. ASU 2018-17 is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. The Company adopted ASU 2018-17 during the first quarter of fiscal year 2020, and has concluded that there is no material impact on its condensed consolidated financial statements.
In April 2020, the FASB issued a question and answer document (the “Lease Modification Q&A”) focused on the application of lease accounting guidance to lease concessions provided as a result of COVID-19. Due to the business disruptions and challenges severely affecting the global economy caused by COVID-19, many lessors may be required to provide rent deferrals and other lease concessions to lessees. While the lease modification guidance in ASC 842 addresses routine changes to lease terms resulting from negotiations between the lessee and the lessor, this guidance did not contemplate concessions being so rapidly executed to address the sudden liquidity constraints of some lessees arising from COVID-19 related impacts. Under existing lease guidance, the Company would have to determine, on a lease by lease basis, if a lease concession was the result of a new arrangement reached with the tenant (treated within the lease modification accounting framework) or if a lease concession was under the enforceable rights and obligations within the existing lease agreement (precluded from applying the lease modification accounting framework). The Lease Modification Q&A allows the Company, if certain criteria have been met, to bypass the lease by lease analysis, and instead elect to either apply the lease modification accounting framework or not, with such election applied consistently to leases with similar characteristics and similar circumstances. The future impact of the Lease Modification Q&A is dependent upon the extent of lease concessions granted to tenants as a result of COVID-19 in future periods and the elections made by the Company at the time of entering into such concessions. As of June 30, 2020, the Company has collected 100% of rental payments originally contracted for from the Company’s two tenants during the three and six months ended June 30, 2020.
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
June 30, 2020 (Unaudited) – (Continued)

Level 3 — Unobservable inputs, which are only used to the extent that observable inputs are not available, reflect the Company’s assumptions about the pricing of an asset or liability.
The following describes the methods the Company uses to estimate the fair value of the Company’s financial assets and liabilities:
Credit facility — The fair value is estimated by discounting the expected cash flows based on estimated borrowing rates available to the Company as of the measurement date. These financial instruments are valued using Level 2 inputs. As of June 30, 2020, the estimated fair value of the Company’s debt was $24.2 million, which approximated its carrying value of $24.2 million. As of December 31, 2019, the estimated fair value of the Company’s debt was $24.2 million, which approximated its carrying value. The carrying and fair values exclude net deferred financing costs.
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
Considerable judgment is necessary to develop estimated fair values of financial assets and liabilities. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize, or be liable for, upon disposition of the financial assets and liabilities. As of June 30, 2020 and December 31, 2019, there have been no transfers of financial assets or liabilities between fair value hierarchy levels.
NOTE 4 — REAL ESTATE ASSETS
During the six months ended June 30, 2020 and 2019, the Company did not acquire or dispose of any properties.
NOTE 5 — INTANGIBLE LEASE ASSETS
The Company’s intangible lease assets consisted of the following as of June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
In-place leases and other intangibles, net of accumulated amortization of $1,638,128 and $1,406,599, respectively (with a weighted average life remaining of 8.3 years and 8.8 years, respectively)	$3,463,304	$3,694,833
Amortization expense for the in-place leases is included in depreciation and amortization in the accompanying condensed consolidated statements of operations. The following table summarizes the amortization expense related to the in-place lease assets for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
In-place lease amortization	$115,765	$115,765	$231,529	$231,529
As of June 30, 2020, the estimated amortization relating to the intangible lease assets is as follows:

Amortization
In-Place Lease
Remainder of 2020	$231,529
2021	463,058
2022	463,058
2023	463,058
2024	463,058
Thereafter	1,379,543
Total	$3,463,304

COLE OFFICE & INDUSTRIAL REIT (CCIT III), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020 (Unaudited) – (Continued)

NOTE 6 — CREDIT FACILITY
As of June 30, 2020, the Company had $24.2 million of debt outstanding, with a weighted average interest rate of 2.4% and a weighted average term to maturity of three months.
The following table summarizes the debt balances as of June 30, 2020 and December 31, 2019 and the debt activity for the six months ended June 30, 2020:

		During the Six Months Ended June 30, 2020
	Balance as of December 31, 2019	Debt Issuance	Repayments	Balance as of June 30, 2020
Credit facility	$24,175,000	$—	$—	$24,175,000
Total debt	$24,175,000	$—	$—	$24,175,000
Credit Facility
As of June 30, 2020, the Company had $24.2 million of debt outstanding under its Credit Facility with JPMorgan Chase Bank, N.A. (“JPMorgan Chase”), as administrative agent, and the lenders under the credit agreement (as amended, the “Credit Agreement”), that previously provided for borrowings of up to $100.0 million in revolving loans (the “Revolving Loans”). On September 20, 2019, the Credit Agreement was modified to extend the maturity date of such loans to September 23, 2020 and reduced the borrowing commitment to $29.3 million (the “First Modification”). The First Modification also amended the definition of asset value, in part, by removing certain tenant concentration limits, and removed the option to further extend the maturity date.
Depending upon the type of loan specified and overall leverage ratio, the Credit Facility bears interest at (i) the one-month, two-month, three-month or six-month London Interbank Offered Rate (“LIBOR”) multiplied by the statutory reserve rate (the “Eurodollar Rate”) plus an interest rate spread of 2.20%; or (ii) a base rate of 1.20%, plus the greater of: (a) JPMorgan Chase’s Prime Rate (as defined in the Credit Agreement); (b) the Federal Funds Effective Rate (as defined in the Credit Agreement) plus 0.50%; or (c) the one-month LIBOR multiplied by the statutory reserve rate plus 1.0%. As of June 30, 2020, the Revolving Loans outstanding totaled $24.2 million at a weighted average interest rate of 2.4%. The Company had available borrowings of $5.1 million as of June 30, 2020.
The Credit Agreement contains provisions with respect to covenants, events of default and remedies customary for facilities of this nature. In particular, the Credit Agreement requires the Company to maintain a minimum consolidated net worth greater than or equal to 75% of the equity issued from the date of the Credit Agreement, a leverage ratio no greater than 60%, and a fixed charge coverage ratio equal to or greater than 1.50. The Company believes it was in compliance with the financial covenants of the Credit Agreement as of June 30, 2020.
Maturities
Liquidity and Financial Condition — As of June 30, 2020, the Company had $24.2 million of debt outstanding under the Credit Facility maturing on September 23, 2020. The Company expects to either extend the maturity date of the Credit Facility for one year to September 23, 2021, or enter into new financing arrangements to meet its obligations as they become due, and is in discussions with the administrative agent of the Credit Facility regarding an extension of the maturity date. The Company believes cash on hand, net cash provided by operations, and the entry into new financing arrangements, including a modification to extend the Credit Facility, will be sufficient to meet its obligations as they become due in the ordinary course of business for at least 12 months following the date these financial statements are issued. The following table summarizes the scheduled aggregate principal repayments for the Company’s outstanding debt subsequent to June 30, 2020:

Principal Repayments
Remainder of 2020	$24,175,000
2021	—
2022	—
2023	—
2024	—
Thereafter	—
Total	$24,175,000

COLE OFFICE & INDUSTRIAL REIT (CCIT III), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020 (Unaudited) – (Continued)

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
Organization and offering expenses
All other organization and offering expenses associated with the sale of the Company’s common stock (excluding selling commissions, dealer manager fees and distribution and stockholder servicing fees) were paid by CCI III Management or its affiliates and were reimbursed by the Company up to 1.0% of aggregate gross offering proceeds, including proceeds from sales of shares under the DRIP. As of June 30, 2020, CCI III Management had paid organization and offering expenses in excess of the 1.0% of aggregate gross offering proceeds in connection with the Offering. These excess amounts were not included in the condensed consolidated financial statements of the Company because such amounts were not a liability of the Company as they exceeded 1.0% of gross proceeds from the Offering. Since the Offering has been terminated, these excess amounts will not be paid.
Distribution and stockholder servicing fees
The Company pays CCO Capital a distribution and stockholder servicing fee for Class T Shares that, prior to the Board’s determination of an estimated per share NAV, was calculated on a daily basis in an amount equal to 1/365th of 1.0% of the purchase price per share of the Class T Shares sold in the primary portion of the Offering. Commencing on February 19, 2019, the distribution and stockholder servicing fee for Class T Shares is calculated on a daily basis in an amount equal to 1/365th of 1.0% of the most recent estimated per share NAV. The distribution and stockholder servicing fee is paid monthly in arrears from cash flows from operations or, if the Company’s cash flows from operations are not sufficient to pay the distribution and stockholder servicing fee, from borrowings in anticipation of future cash flows. An estimated liability for future distribution and stockholder servicing fees payable to CCO Capital was recognized at the time each Class T Share was sold and included in due to affiliates in the condensed consolidated balance sheets with a corresponding decrease to capital in excess of par value. The Company will cease paying the distribution and stockholder servicing fee with respect to Class T Shares at the earliest of (i) the end of the month in which the total distribution and stockholder servicing fees paid by a stockholder within his or her individual account would be equal to 4.0% of the stockholder’s total gross investment amount at the time of the purchase of the primary

COLE OFFICE & INDUSTRIAL REIT (CCIT III), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020 (Unaudited) – (Continued)

Class T Shares held in such account, or a lower limit agreed upon between the Company’s dealer manager and the participating broker-dealer at the time such Class T Shares were sold; (ii) the date on which the aggregate underwriting compensation from all sources equals 10.0% of the gross proceeds from the aggregate sale of the Class A Shares and Class T Shares in the Offering, excluding proceeds from sales pursuant to the DRIP; (iii) the fourth anniversary of the last day of the month in which the Offering (excluding the offering of shares pursuant to the DRIP) terminates; (iv) the date such Class T Share is no longer outstanding; and (v) the date the Company effects a liquidity event. CCO Capital may, in its discretion, reallow to participating broker-dealers all or a portion of the distribution and stockholder servicing fee for services that such participating broker-dealers perform in connection with the distribution of Class T Shares. At the time the Company ceases paying the distribution and stockholder servicing fee with respect to an outstanding Class T Share pursuant to the provisions above, such Class T Share will convert into a number of Class A Shares (including any fractional shares) with an equivalent net asset value as such Class T Share. The Company cannot predict when this will occur. No distribution and stockholder servicing fees are paid to CCO Capital or other participating broker-dealers with respect to shares sold pursuant to the DRIP.
Advisory fees and expenses
Pursuant to the advisory agreement with CCI III Management (the “Advisory Agreement”), the Company pays CCI III Management a monthly advisory fee based upon the Company’s monthly average asset value, which is equal to the following amounts: (i) an annualized rate of 0.75% paid on the Company’s average asset value that is between $0 and $2.0 billion; (ii) an annualized rate of 0.70% paid on the Company’s average asset value that is between $2.0 billion and $4.0 billion; and (iii) an annualized rate of 0.65% paid on the Company’s average asset value that is over $4.0 billion. During the three and six months ended June 30, 2019, the Company’s operating expenses (including advisory fees) exceeded the expense limit of the greater of 2.0% of the average invested assets or 25.0% of net income (see operating expenses below) and were not recognized in the condensed consolidated financial statements of the Company because such amounts were not contractually payable by the Company. As of June 30, 2019, $767,000 in advisory fees exceeded such expense limit. Additionally, CCI III Management waived its right to receive a monthly advisory fee for the full year ending December 31, 2019, the three and six months ended June 30, 2020, and for the full year ending December 31, 2020. As such, during the three and six months ended June 30, 2020, the advisor waived advisory fees of $89,000 and $178,000, respectively, which were not recognized in the condensed consolidated financial statements of the Company because such amounts were not contractually payable by the Company. As of June 30, 2020, $1.2 million of advisory fees have been waived since inception.
Operating expenses
The Company reimburses CCI III Management or its affiliates for the operating expenses they paid or incurred in connection with advisory and administrative services provided to the Company, subject to the limitation that the Company will not reimburse CCI III Management or its affiliates for any amount by which the operating expenses (including the advisory fee) at the end of the four preceding fiscal quarters exceed the greater of (i) 2.0% of average invested assets, or (ii) 25.0% of net income, excluding any additions to reserves for depreciation or other similar non-cash reserves and excluding any gain from the sale of assets for that period. The Company will not reimburse CCI III Management or its affiliates for compensation paid to the Company’s executive officers or employees of CCI III Management in connection with the services for which CCI III Management or its affiliates receive an acquisition fee, financing coordination fee or disposition fee. During the three and six months ended June 30, 2020, $129,000 and $228,000, respectively, of operating expense reimbursements were deferred by the advisor, which were not recognized in the condensed consolidated financial statements of the Company because such amounts were not contractually payable by the Company. During the three and six months ended June 30, 2019, $170,000 and $347,000, respectively, of operating expense reimbursements were deferred by the advisor, which were not recognized in the condensed consolidated financial statements of the Company because such amounts were not contractually payable by the Company. However, these amounts may become payable if the advisor recoups expense reimbursements as capacity becomes available under the greater of 2.0% of average invested assets or 25.0% of net income limitations through reimbursements in a subsequent period.
Financing coordination fees
If CCI III Management provides services in connection with the origination, assumption or refinancing of any debt to acquire properties or to make other permitted investments, the Company will pay CCI III Management a financing coordination fee equal to 1.0% of the amount available and/or outstanding under such financing. However, CCI III Management will not be entitled to a financing coordination fee on any debt where CCI III Management previously received a fee unless (i) the maturity date of the refinanced debt was scheduled to occur less than one year after the date of the refinancing and the new loan has a term of at least five years or (ii) the new loan is approved by a majority of the independent directors; and provided, further, that no financing coordination fee will be paid in connection with loans advanced by an affiliate of CCI III Management. During the

COLE OFFICE & INDUSTRIAL REIT (CCIT III), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020 (Unaudited) – (Continued)

three and six months ended June 30, 2020 and 2019, no financing coordination fees were incurred for any such services provided by CCI III Management or its affiliates.
Disposition fees
If CCI III Management or its affiliates provide a substantial amount of services (as determined by a majority of the Company’s independent directors) in connection with the sale of one or more properties (or the Company’s entire portfolio), the Company will pay CCI III Management or its affiliates a disposition fee in an amount equal to up to one-half of the real estate or brokerage commission paid by the Company to third parties on the sale of such properties, not to exceed 1.0% of the contract price of the properties sold; provided, however, in no event may the total disposition fees paid to CCI III Management, its affiliates, and unaffiliated third parties, exceed the lesser of the customary competitive real estate commission or an amount equal to 6.0% of the contract sales price. In addition, if CCI III Management or its affiliates provides a substantial amount of services (as determined by a majority of the Company’s independent directors) in connection with the sale of one or more assets other than properties, the Company may separately compensate CCI III Management or its affiliates at such rates and in such amounts as the Board, including a majority of the independent directors, and CCI III Management agree upon, not to exceed an amount equal to 1.0% of the contract price of the assets sold. During the three and six months ended June 30, 2020 and 2019, no disposition fees were incurred for any such services provided by CCI III Management or its affiliates.
Subordinated performance fees
The Company will pay a subordinated performance fee in connection with one of the following alternative events: (1) if the Company’s shares are listed on a national securities exchange, CCI III Management, or its affiliates, will be entitled to a subordinated performance fee equal to 15.0% of the amount, if any, by which (i) the market value of the Company’s outstanding stock plus distributions paid by the Company prior to listing, exceeds (ii) the sum of the total amount of capital raised from stockholders and the amount of distributions necessary to generate a 6.0% annual cumulative, non-compounded return to stockholders; (2) if the Company is sold or its assets are liquidated, CCI III Management will be entitled to a subordinated performance fee equal to 15.0% of the net sale proceeds remaining after stockholders have received, from regular distributions plus special distributions paid from proceeds of such sale, a return of their net capital invested and a 6.0% annual cumulative, non-compounded return; or (3) upon termination of the Advisory Agreement, CCI III Management may be entitled to a subordinated performance fee similar to the fee to which it would have been entitled had the portfolio been liquidated (based on an independent appraised value of the portfolio) on the date of termination. During the three and six months ended June 30, 2020 and 2019, no subordinated performance fees were incurred related to any such events.
The Company incurred commissions, fees and expense reimbursements as shown in the table below for services provided by CCI III Management and its affiliates related to the services described above during the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Selling commissions	$—	$—	$—	$23,501
Dealer manager fees	$—	$—	$—	$7,000
Distribution and stockholder servicing fees (1)	$12,404	$15,132	$26,573	$31,330
Organization and offering costs	$—	$662	$—	$6,571
______________________

(1)
Amounts are calculated for the respective periods in accordance with the dealer manager agreement and exclude the estimated liability for future distribution and stockholder servicing fees payable to CCO Capital of $78,000 and $157,000 as of June 30, 2020 and 2019, respectively, which is included in due to affiliates in the condensed consolidated balance sheets with a corresponding decrease to capital in excess of par value.

Due to Affiliates
As of June 30, 2020 and December 31, 2019, $78,000 and $111,000, respectively, was recorded for services and expenses incurred, but not yet reimbursed to CCI III Management or its affiliates. The amounts are for future distribution and stockholder servicing fees payable to CCO Capital and operating fees and expenses. These amounts were included in due to affiliates in the condensed consolidated balance sheets for such periods.

COLE OFFICE & INDUSTRIAL REIT (CCIT III), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020 (Unaudited) – (Continued)

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
NOTE 10 — STOCKHOLDERS’ EQUITY
Equity-Based Compensation
On August 9, 2018, the Board approved the adoption of the Company’s 2018 Equity Incentive Plan (the “Plan”), under which 400,000 of the Company’s common shares were reserved for issuance and share awards of 381,000 are available for future grant as of June 30, 2020. As of June 30, 2020, the Company has granted awards of approximately 6,000 restricted Class A Shares to each of the independent members of the Board (approximately 19,000 restricted shares in aggregate) under the Plan. As of June 30, 2020, 9,000 of the restricted Class A Shares had vested based on one year of continuous service. The remaining 10,000 shares issued had not vested or been forfeited as of June 30, 2020. The fair value of the Company’s share awards is determined using the Company’s NAV per share on the date of grant. Compensation expense related to these restricted Class A Shares is recognized over the vesting period. The Company recorded compensation expense of $21,000 and $41,000 for the three and six months ended June 30, 2020 and 2019, related to these restricted Class A Shares, which is included in general and administrative expenses in the accompanying condensed consolidated statements of operations.
As of June 30, 2020, there was $21,000 of total unrecognized compensation expense related to the restricted Class A Shares issued in 2019, which will be recognized ratably over the remaining period of service prior to October 1, 2020.
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
As of June 30, 2020, the leases had a weighted-average remaining term of 8.2 years. Certain leases include provisions to extend the lease agreements, options for early termination after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other negotiated terms and conditions. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.
As of June 30, 2020, the future minimum rental income from the Company’s real estate assets under non-cancelable operating leases, assuming no exercise of renewal options for the succeeding five fiscal years and thereafter, was as follows:

Future Minimum Rental Income
Remainder of 2020	$1,851,619
2021	3,756,969
2022	3,829,450
2023	3,903,333
2024	3,978,647
Thereafter	14,902,467
Total	$32,222,485

COLE OFFICE & INDUSTRIAL REIT (CCIT III), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020 (Unaudited) – (Continued)

Rental and other property income during the three and six months ended June 30, 2020 and 2019 consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Fixed rental and other property income (1)	$972,003	$972,003	$1,944,005	$1,944,005
Variable rental and other property income (2)	137,762	132,192	268,878	296,065
Total rental and other property income	$1,109,765	$1,104,195	$2,212,883	$2,240,070
______________________

(1)	Consists primarily of fixed contractual payments from operating leases with tenants recognized on a straight-line basis over the lease term, including amortization of acquired above-market leases.

(2)	Consists primarily of tenant reimbursements for recoverable real estate taxes and property operating expenses.
NOTE 12 — SUBSEQUENT EVENTS
The following events occurred subsequent to June 30, 2020:
Redemption of Shares of Common Stock
Subsequent to June 30, 2020, the Company redeemed approximately 17,000 shares pursuant to the Company’s share redemption program for $132,000 (at an average price per share of $7.63). Management, in its discretion, limited the amount of shares redeemed for the three months ended June 30, 2020 to an amount equal to the net proceeds the Company received from the sale of shares in the DRIP Offering during the respective period. The remaining redemption requests received during the three months ended June 30, 2020 totaling approximately 347,000 shares went unfulfilled.
Estimated Per Share NAV
On August 12, 2020, the Board established an updated estimated per share NAV of the Company’s common stock as of June 30, 2020, of $7.76 per share for both Class A Shares and Class T Shares. Commencing on August 14, 2020, distributions will be reinvested in shares of the Company’s common stock under the DRIP at a price of $7.76 per share for both Class A Shares and Class T Shares. Distributions on Class A Shares are reinvested in Class A Shares and distributions on Class T Shares are reinvested in Class T Shares. Pursuant to the terms of the Company’s share redemption program, commencing on August 14, 2020, the estimated per share NAV of $7.76 for both Class A Shares and Class T Shares, as of June 30, 2020, will serve as the most recent estimated value for purposes of the share redemption program, until such time as the Board determines a new estimated per share NAV.

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
Forward-Looking Statements
This Quarterly Report on Form 10-Q includes “forward-looking statements” (within the meaning of the federal securities laws, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that reflect our expectations and projections about our future results, performance, prospects and opportunities. We have attempted to identify these forward-looking statements by the use of words such as “may,” “will,” “seek,” “expects,” “anticipates,” “believes,” “targets,” “intends,” “should,” “estimates,” “could,” “continue,” “assume,” “projects,” “plans” or similar expressions. These forward-looking statements are based on information currently available to us and are subject to a number of known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, among other things, those discussed below. In addition, these risks and uncertainties include those associated with (i) the scope, severity and duration of the current pandemic of COVID‑19 and actions taken to contain the pandemic or mitigate its impact, (ii) the potential adverse effect of COVID-19 on the financial condition, results of operations, cash flows and performance of the Company and its tenants, the real estate market and the global economy and financial markets, among others, and (iii) general economic, market and other conditions. We intend for all such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act, as applicable by law. We do not undertake to publicly update or revise any forward-looking statements, whether as a result of changes in underlying assumptions or new information, future events or otherwise, except as may be required to satisfy our obligations under federal securities law. The forward-looking statements should be read in light of the risk factors identified in Item 1A — Risk Factors of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2019.
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
Our operating results and cash flows are primarily influenced by rental and other property income from our commercial properties, interest expense on our indebtedness, and acquisition and operating expenses. As 100% of our rentable square feet was under lease as of June 30, 2020, with a weighted average remaining lease term of 8.2 years, we believe our exposure to changes in commercial rental rates on our portfolio is substantially mitigated, except for vacancies caused by tenant bankruptcies or other factors, including due to circumstances related to the COVID-19 pandemic. Our advisor regularly monitors the creditworthiness of our tenants by reviewing each tenant’s financial results, any available credit rating agency reports on the tenant or guarantor, the operating history of the property with such tenant, the tenant’s market share and track record within its industry segment, the general health and outlook of the tenant’s industry segment, and other information for changes and possible trends. If our advisor identifies significant changes or trends that may adversely affect the creditworthiness of a tenant, it will gather a more in-depth knowledge of the tenant’s financial condition and, if necessary, attempt to mitigate the tenant credit risk by evaluating the possible sale of the property, or identifying a possible replacement tenant should the current tenant fail to perform on the lease.
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
As of June 30, 2020, we collected 100% of rental payments originally contracted for the three and six months ended June 30, 2020.
We are actively managing our response to COVID-19 in collaboration with our tenants and business partners and are assessing potential impacts to our financial position and operating results, as well as potential adverse developments in our business. We intend to publish an updated estimated per share NAV on a quarterly, rather than an annual, basis going forward, until such time that we have greater visibility into the impact of the COVID-19 pandemic on our property valuations. Further, in order to manage the financial health of the Company, our Board is making its determinations with respect to the declaration of distributions on a monthly, instead of quarterly basis, and has approved and adopted an Amended and Restated Distribution Reinvestment Plan (“Amended DRIP”) and an Amended and Restated Share Program (“Amended Share Redemption Program”) that, among other changes, provides that the Amended DRIP and the Amended Share Redemption Program may be suspended at any time by majority vote of the Board without prior notice if the Board believes such action is in the best interest of the Company and its stockholders. For further information regarding the impact of COVID-19 on the Company, see Part II, Item 1A titled “Risk Factors.”
Portfolio Information
As of June 30, 2020, we owned two properties comprising approximately 391,000 rentable square feet of income-producing necessity corporate office and industrial space located in two states, which were 100% leased and had a weighted average remaining lease term of 8.2 years. As we have only acquired two properties, a discussion of same store sales is not considered meaningful and as such is not included in the results of operations.
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
Our results of operations are influenced by the timing of our acquisitions and the operating performance of our real estate assets. The following table provides summary information about our results of operations for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		2020 vs 2019 Increase (Decrease)	Six Months Ended June 30,		2020 vs 2019 Increase (Decrease)
	2020	2019		2020	2019
Rental and other property income	$1,109,765	$1,104,195	$5,570	$2,212,883	$2,240,070	$(27,187)
General and administrative expenses	$234,613	$204,244	$30,369	$412,848	$480,019	$(67,171)
Property operating expenses	$6,825	$13,505	$(6,680)	$14,479	$18,970	$(4,491)
Real estate tax expenses	$131,122	$120,213	$10,909	$254,584	$278,895	$(24,311)
Depreciation and amortization	$478,064	$478,064	$—	$956,127	$956,127	$—
Operating income	$259,141	$288,169	$(29,028)	$574,845	$506,059	$68,786
Interest expense and other, net	$(184,300)	$(429,115)	$(244,815)	$(438,657)	$(856,267)	$(417,610)
Net income (loss)	$74,841	$(140,946)	$215,787	$136,188	$(350,208)	$486,396
Revenues
Our revenue consists primarily of rental and other property income from net leased commercial properties. We also incur certain property operating expenses that are subject to reimbursement by our tenants, which results in additional rental and other property income.
The increase in revenue of $6,000 during the three months ended June 30, 2020, as compared to the same period in 2019, was primarily due to a net increase in certain operating expense reimbursements from our tenants.

The decrease in revenue of $27,000 during the six months ended June 30, 2020, as compared to the same period in 2019, was primarily due to a net decrease in certain operating expense reimbursements from our tenants.
General and Administrative Expenses
The primary general and administrative expense items are Board costs, accounting fees and bank services charges.
The increase in general and administrative expenses of $30,000 during the three months ended June 30, 2020, as compared to the same period in 2019, was primarily due to increases in legal costs and other professional fees.
The decrease in general and administrative expenses of $67,000 during the six months ended June 30, 2020, as compared to the same period in 2019, was primarily due to a decrease in unused fees on the Credit Facility.
Property Operating Expenses
Property operating expenses such as property repairs, maintenance and property-related insurance include both reimbursable and non-reimbursable property expenses. We are reimbursed by tenants for certain property operating expenses in accordance with the respective lease agreements.
The decreases in property operating expenses of $7,000 and $4,000 during the three and six months ended June 30, 2020, as compared to the same periods in 2019, were primarily due to a decrease in repair and maintenance expenses that are not reimburseable by our tenants, offset by an increase in property insurance expenses, which are subject to reimbursement by our tenants.
Real Estate Tax Expenses
The increase in real estate tax expenses of $11,000 during the three months ended June 30, 2020, as compared to the same period in 2019, was primarily due to an increased tax assessment on one property during the three months ended June 30, 2020. These tax assessments are reimbursed by the tenant at the applicable property.
The decrease in real estate tax expenses of $24,000 during the six months ended June 30, 2020, as compared to the same period in 2019, was primarily due to an increased tax assessment on one property during the six months ended June 30, 2019.
Depreciation and Amortization
Depreciation and amortization expenses remained consistent for the three and six months ended June 30, 2020 compared to the same periods in 2019.
Interest Expense and Other, Net
The decreases in interest expense and other, net of $245,000 and $418,000 during the three and six months ended June 30, 2020, as compared to the same periods in 2019, were primarily due to a decrease in the weighted average interest rate to 2.4% as of June 30, 2020, from 4.6% as of June 30, 2019.
Distributions
Prior to April 1, 2020, on a quarterly basis, our Board authorized a daily distribution for the succeeding quarter. Our Board authorized the following daily distribution amounts per share for the periods indicated below:

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
On April 20, 2020, our Board decided to make a determination as to the amount and timing of distributions on a monthly, instead of quarterly, basis until such time that we have greater visibility into the impact that the COVID-19 pandemic will have on our tenants’ ability to continue to pay rent on their leases on a timely basis or at all, the degree to which federal, state or local governmental authorities grant rent relief or other relief or amnesty programs applicable to our tenants, our ability to access the capital markets, and on the United States and worldwide financial markets and economy.

After April 1, 2020, our Board authorized the following monthly distribution amounts per share for the periods indicated below:

Record Date	Distribution Amount(1)
April 30, 2020	$0.04098
May 31, 2020	$0.04098
June 30, 2020	$0.03970
July 30, 2020	$0.03233
August 28, 2020	$0.03220
______________________

(1)	Less the per share distribution and stockholder servicing fees that are payable with respect to Class T Shares (as calculated on a daily basis).
As of June 30, 2020, we had distributions payable of $124,000.
The following table presents distributions and source of distributions for the periods indicated:

	Six Months Ended June 30,
	2020		2019
	Amount	Percent	Amount	Percent
Distributions paid in cash	$504,843	65%	$512,516	59%
Distributions reinvested	270,500	35%	363,436	41%
Total distributions	$775,343	100%	$875,952	100%
Source of distributions:
Net cash provided by operating activities (1)	$775,343	100%	$875,952	100%
	$775,343	100%	$875,952	100%
______________________

(1)	Net cash provided by operating activities for the six months ended June 30, 2020 and 2019 was $1.2 million and $1.0 million, respectively.
Share Redemptions
Our share redemption program permits our stockholders to sell their shares back to us after they have held them for at least one year, subject to certain conditions and limitations. In addition, our Board may choose to amend the terms of, suspend or terminate our share redemption program in its sole discretion if it believes that such action is in the best interest of us and our stockholders. Any material modifications or suspension of the share redemption program will be disclosed to our stockholders as promptly as practicable in our reports filed with the SEC and via our website. Funding for the redemption of shares will generally be limited to the net proceeds we receive from the sale of shares under the DRIP, net of shares redeemed to date. We will not redeem in excess of 5.0% of the weighted average number of shares outstanding during the trailing 12 months prior to the end of the fiscal quarter for which the redemptions are being paid. In addition, we will generally limit quarterly redemptions to approximately 1.25% of the weighted average number of shares outstanding during the trailing 12-month period ending on the last day of the fiscal quarter for which the redemptions are being paid, and to the net proceeds we receive from the sale of shares in the respective quarter under the DRIP. Any of the foregoing limits might prevent us from accommodating all redemption requests made in any fiscal quarter or in any 12-month period. We received redemption requests of approximately 347,000 shares for $2.6 million in excess of the net proceeds we received from the issuance of shares under the DRIP Offering during the three months ended June 30, 2020. Management, in its discretion, limited the amount of shares redeemed for the three months ended June 30, 2020 to an amount equal to the net proceeds we received from the sale of shares pursuant to the DRIP Offering during the respective period. During the six months ended June 30, 2020, we received valid redemption requests under our share redemption program totaling approximately 625,000 shares, of which we redeemed approximately 18,000 shares as of June 30, 2020 for $139,000 at an average redemption price of $7.60 and approximately 17,000 shares subsequent to June 30, 2020 for $132,000 at an average redemption price of $7.63 per share. The remaining redemption requests relating to approximately 590,000 shares went unfulfilled. A valid redemption request is one that complies with the applicable requirements and guidelines of our share redemption program then in effect.

Liquidity and Capital Resources
General
We are continuing to closely monitor the outbreak of COVID-19 and its impact on our business, tenants, operating partners and the economy as whole. The COVID-19 pandemic has not had a material impact on our operations, however, we cannot estimate the ultimate magnitude and duration of the pandemic and its impact on our future operations as of the filing date of our report. However, if the outbreak continues on its current trajectory, such impacts could be material.
Our Credit Facility provides for aggregate borrowings of up to $29.3 million in Revolving Loans. We had available borrowings of $5.1 million as of June 30, 2020. As of June 30, 2020, we also had cash and cash equivalents of $1.6 million. Subject to potential credit losses in the remainder of 2020 due to tenants that default on their leases, file bankruptcy and/or otherwise experience significant financial difficulty as a result of COVID-19, we expect to meet our short-term liquidity requirements through available cash, cash provided by property operations, proceeds from the Offerings and borrowings from the Credit Facility or other sources. Additionally, given the impact of COVID-19, our Board has decided to make a determination as to the amount and timing of distributions on a monthly, instead of a quarterly, basis until such time that we have greater visibility into the impact that the COVID-19 pandemic will have on our property valuations. During the six months ended June 30, 2020, our Board approved and adopted Amended DRIP and Amended Share Redemption Program that, among other changes, respectively provide that the Amended DRIP and the Amended Share Redemption Program may be suspended at any time by majority vote of the Board without prior notice if the Board believes such action is in the best interest of the Company and its stockholders.
We expect to either extend the maturity date of the Credit Facility for one year to September 23, 2021, or enter into new financing arrangements to meet our obligations as they become due, and we are in discussions with the administrative agent of the Credit Facility regarding an extension of the maturity date. However, no assurances can be given that we will be able to enter into an agreement to extend the maturity date. As of June 30, 2020, we believe that we were in compliance with the financial covenants of the Credit Agreement. However, our continued compliance with these debt covenants depends on many factors, including rent collections, which is impacted by the current and future economic conditions related to COVID-19.
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

Contractual Obligations
As of June 30, 2020, we had debt outstanding with a carrying value of $24.2 million, with a weighted average interest rate of 2.4%. See Note 6 — Credit Facility to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q for certain terms of our debt outstanding.
Our contractual obligations as of June 30, 2020 were as follows:

	Payments due by period (1)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Principal payments – Credit Facility	$24,175,000	$24,175,000	$—	$—	$—
Interest payments – Credit Facility (2)	133,525	133,525	—	—	—
Total	$24,308,525	$24,308,525	$—	$—	$—
______________________

(1)	The table does not include amounts due to CCI III Management or its affiliates pursuant to our Advisory Agreement because such amounts are not fixed and determinable.

(2)	Payment obligations for the Revolving Loans are based on a weighted average interest rate of 2.4% as of June 30, 2020 and reflect a maturity date of September 23, 2020.
Our borrowings will not exceed 75% of the cost of our gross assets (or 300% of net assets) as of the date of any borrowing, which is the maximum level of indebtedness permitted under the North American Securities Administrators Association Statement of Policy Regarding Real Estate Investment Trusts; however, we may exceed that limit if approved by a majority of our independent directors and disclosed to our stockholders in the next quarterly report along with a justification for such excess borrowing. Consistent with CCI III Management’s approach toward the moderate use of leverage, our Board has adopted a policy to further limit our borrowings to 60% of the greater of cost (before deducting depreciation or other non-cash reserves) or fair market value of our gross assets, unless excess borrowing is approved by a majority of the independent directors and disclosed to our stockholders in the next quarterly report along with a justification for such excess borrowing. As of June 30, 2020, our ratio of debt to total gross assets was 48.7% and our ratio of debt to the fair market value of our gross assets was 50.5%. Fair market value is based on the estimated market value of our real estate assets as of December 31, 2019 that were used to determine our estimated per share NAV.
Our management reviews net debt as part of its management of our overall liquidity, financial flexibility, capital structure and leverage, and we therefore believe that the presentation of net debt provides useful information to stockholders. Net debt is a non-GAAP measure used to show our outstanding principal debt balance, excluding certain GAAP adjustments, such as premiums or discounts, less all cash and cash equivalents. As of June 30, 2020, our net debt leverage ratio, which is the ratio of net debt to total gross real estate assets net of gross intangible lease liabilities, if applicable, was 45.6%.
The following table provides a reconciliation of the Credit Facility balance, as reported on our condensed consolidated balance sheet, to net debt as of June 30, 2020:

Balance as of June 30, 2020
Credit facility	$24,175,000
Less: Cash and cash equivalents	(1,559,531)
Net debt	$22,615,469
Gross real estate assets	$49,605,205
Net debt leverage ratio	45.6%
Cash Flow Analysis
Operating Activities. Net cash provided by operating activities increased by $125,000 for the six months ended June 30, 2020, compared to the same period in 2019. The change was primarily due to decreased interest expense resulting from a decrease in the interest rate from 4.6% as of June 30, 2019 to 2.4% as of June 30, 2020. See “ — Results of Operations” for a more complete discussion of the factors impacting our operating performance.
Financing Activities. Net cash used in financing activities increased by $352,000 for the six months ended June 30, 2020, compared to the same period in 2019. The change was primarily due to a decrease in our net proceeds from the issuance of common stock due to the Company ceasing to issue shares in the Offering on April 30, 2019.
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
Off-Balance Sheet Arrangements
As of June 30, 2020 and December 31, 2019, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Market Risk
The market risk associated with financial instruments and derivative financial instruments is the risk of loss from adverse changes in market prices or interest rates. Our market risk arises primarily from interest rate risk relating to variable rate borrowings. To meet our short and long-term liquidity requirements, we borrow funds at a combination of fixed and variable rates. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to manage our overall borrowing costs. To achieve these objectives, from time to time, we may enter into interest rate hedge contracts such as swaps, collars and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. We do not intend to hold or issue these derivative contracts for trading or speculative purposes. As of June 30, 2020, we had no interest rate hedge contracts. We do not have any foreign operations and thus we are not exposed to foreign currency fluctuations.
Interest Rate Risk
In connection with the acquisition of our properties, we have obtained variable rate debt financing and are therefore exposed to changes in LIBOR. As of June 30, 2020, we had an aggregate of $24.2 million of variable rate debt outstanding under the Credit Facility, and a change of 50 basis points in interest rates would result in a change in interest expense of $121,000 per annum. In the future, we may obtain additional variable rate debt financing to fund certain property acquisitions and may be further exposed to interest rate changes. Our objectives in managing interest rate risks will be to limit the impact of interest rate changes on operations and cash flows and to lower overall borrowing costs. To achieve these objectives, we expect to borrow primarily at interest rates with the lowest margins available and, in some cases, with the ability to convert variable rates to fixed rates.
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
The factors considered in determining the credit risk of our tenants include, but are not limited to: payment history; credit status and change in status including the impact of the COVID-19 pandemic (credit ratings for public companies are used as a primary metric); change in tenant space needs (i.e., expansion/downsize); tenant financial performance; economic conditions in a specific geographic region; and industry specific credit considerations. We believe that the credit risk of our portfolio is reduced by the high quality of our existing tenants, reviews of prospective tenants’ risk profiles prior to lease execution and consistent monitoring of our portfolio to identify potential problem tenants and mitigation options.
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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of June 30, 2020 was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of June 30, 2020, were effective at a reasonable assurance level.
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
The extent to which COVID-19 will impact our operations and those of our tenants will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of COVID-19, the actions taken to contain COVID-19 or mitigate its impact, and the direct and indirect economic effects of COVID-19 and the related containment measures. Management will evaluate any rent relief requests received on a case-by-case basis and not all requests for rent relief may be granted. To the extent we grant requests for rent relief, either in the form of rent deferral or abatement, or to the extent our tenants default on their lease obligations, it may have a negative impact on our rental revenue and net income. Management will continue to monitor the impact to our business, financial condition, results of operations, cash flow, and occupancy. Accordingly, we cannot predict the significance, extent or duration of any adverse impact of COVID-19 on our business, financial condition, results of operations or cash flows for the fiscal year ending December 31, 2020. Moreover, certain risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2019 should be interpreted as heightened risks as a result of the impact of COVID-19.
The declaration, amount and payment of future cash distributions on our common stock are subject to uncertainty due to current market conditions.
All distributions will be declared at the discretion of our Board and will depend on our earnings, our financial condition, REIT distribution requirements, and other factors as our Board may deem relevant from time to time. The economic impacts resulting from the COVID-19 pandemic could adversely affect our ability to pay distributions. Our Board is under no obligation or requirement to declare future distributions and will continue to assess our common stock distribution rate on an ongoing basis, as market conditions and our financial position continue to evolve. We cannot assure you that we will achieve results that will allow us to pay distributions on our common stock or that the level of distributions will be maintained or increased.
Changes in banks’ inter-bank lending rate reporting practices or the method pursuant to which LIBOR is determined may adversely affect the value of the financial obligations to be held or issued by us that are linked to LIBOR.
LIBOR and other indices which are deemed “benchmarks” are the subject of recent national, international, and other regulatory guidance and proposals for reform. Some of these reforms are already effective while others are still to be implemented. These reforms may cause such benchmarks to perform differently than in the past, or have other consequences which cannot be predicted. It currently appears that, over time, U.S. Dollar LIBOR may be replaced by the SOFR published by the Federal Reserve Bank of New York. However, the manner and timing of this shift is currently unknown. Market participants are still considering how various types of financial instruments and securitization vehicles would react to a discontinuation of LIBOR. It is possible that not all of our assets and liabilities will transition away from LIBOR at the same time, and it is possible that not all of our assets and liabilities will transition to the same alternative reference rate, in each case increasing the difficulty of hedging. For example, switching existing financial instruments and hedging transactions from LIBOR to SOFR requires calculations of a spread. Industry organizations are attempting to structure the spread calculation in a manner that minimizes the possibility of value transfer between counterparties, borrowers, and lenders by virtue of the transition, but there is no assurance that the calculated spread will be fair and accurate or that all asset types and all types of securitization vehicles will use the same spread. The Company and other market participants have less experience understanding and modeling SOFR-based assets and liabilities than LIBOR-based assets and liabilities, increasing the difficulty of investing, hedging, and risk management. The process of transition involves operational risks. It is also possible that no transition will occur for many financial instruments. At this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or any other reforms to LIBOR that may be implemented. Uncertainty as to the nature of such potential changes, alternative reference rates or other reforms may adversely affect the market for or value of any securities on which the interest or dividend is determined by reference to LIBOR, loans, derivatives and other financial obligations or on our overall financial condition or results of operations. More generally, any of the above changes or any other consequential changes to LIBOR or any other “benchmark” as a result of international, national or other proposals for reform or other initiatives, or any further uncertainty in relation to the timing and manner of implementation of such changes, could have a material adverse effect on the value of and return on any securities based on or linked to a “benchmark.”

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Our Board has adopted a share redemption program that permits our stockholders to sell their shares back to us after they have held them for at least one year, subject to the significant conditions and limitations described in the Registration Statement. In addition, our Board may choose to amend the terms of, suspend or terminate our share redemption program at any time in its sole discretion if it believes that such action is in the best interest of us and our stockholders. Funding for the redemption of shares will generally be limited to the cumulative net proceeds we receive from the sale of shares under the DRIP, net of shares redeemed to date. Under our share redemption program, we will not redeem in excess of 5.0% of the weighted average number of shares outstanding during the trailing 12 months prior to the end of the fiscal quarter for which the redemptions are being paid. In addition, we will generally limit quarterly redemptions to approximately 1.25% of the weighted average number of shares outstanding during the trailing 12-month period ending on the last day of the fiscal quarter for which the redemptions are being paid, and to the net proceeds we receive from the sale of shares in the respective quarter under the DRIP. Any of the foregoing limits might prevent us from accommodating all redemption requests made in any fiscal quarter or in any 12-month period. We received redemption requests of approximately 346,000 shares for $2.6 million in excess of the net proceeds we received from the issuance of shares under the DRIP Offering during the three months ended June 30, 2020. Management, in its discretion, limited the amount of shares redeemed for the three months ended June 30, 2020, to shares issued pursuant to the DRIP Offering during the respective period. The estimated per share NAV of $7.76 as of June 30, 2020 determined by our Board on August 12, 2020 serves as the most recent estimated value for purposes of the share redemption program, effective August 14, 2020, until such time as our Board determines a new estimated per share NAV.
In general, we redeem shares on a quarterly basis. During the three months ended June 30, 2020, we redeemed shares, including those redeemable due to death, as follows:

Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2020 – April 30, 2020
Class A Shares	—	$—	—	(1)
Class T Shares	—	$—	—	(1)
May 1, 2020 – May 31, 2020
Class A Shares	10,585	$7.60	10,585	(1)
Class T Shares	7,688	$7.60	7,688	(1)
June 1, 2020 – June 30, 2020
Class A Shares	—	$—	—	(1)
Class T Shares	—	$—	—	(1)
Total	18,273		18,273	(1)
______________________

(1)	A description of the maximum number of shares that may be purchased under our share redemption program is included in the narrative preceding this table.

Unregistered Sales of Equity Securities
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020 (and are numbered in accordance with Item 601 of Regulation S-K).

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
Date: August 13, 2020