Form 10-Q
period 2020-09-30
Cole Office & Industrial REIT (CCIT III), Inc.
filed 2020-11-13
CIK 1614976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒
As of November 5, 2020, there were approximately 2.5 million shares of Class A common stock and 709,000 shares of Class T common stock, par value per share of $0.01 each, of Cole Office & Industrial REIT (CCIT III), Inc. outstanding.

COLE OFFICE & INDUSTRIAL REIT (CCIT III), INC.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
COLE OFFICE & INDUSTRIAL REIT (CCIT III), INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2020	December 31, 2019
ASSETS
Real estate assets:
Land	$3,245,003	$3,245,003
Buildings and improvements	41,258,770	41,258,770
Intangible lease assets	5,101,432	5,101,432
Total real estate assets, at cost	49,605,205	49,605,205
Less: accumulated depreciation and amortization	(7,169,731)	(5,735,541)
Total real estate assets, net	42,435,474	43,869,664
Cash and cash equivalents	2,793,214	1,206,262
Rents and tenant receivables	979,645	1,112,208
Prepaid expenses and other assets	99,845	54,716
Deferred costs, net	—	56,689
Total assets	$46,308,178	$46,299,539
LIABILITIES AND STOCKHOLDERS’ EQUITY
Credit facility, net	$25,597,242	$24,175,000
Accrued expenses and accounts payable	540,140	628,747
Due to affiliates	64,015	110,872
Distributions payable	99,566	132,145
Deferred rental income	221,491	217,149
Total liabilities	26,522,454	25,263,913
Commitments and contingencies
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value per share; 10,000,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.01 par value per share; 245,000,000 shares authorized, 2,509,336 and 2,504,629 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	25,093	24,974
Class T common stock, $0.01 par value per share; 245,000,000 shares authorized, 709,477 and 722,873 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	7,095	7,229
Capital in excess of par value	28,703,712	28,707,032
Accumulated distributions in excess of earnings	(8,950,176)	(7,703,609)
Total stockholders’ equity	19,785,724	21,035,626
Total liabilities and stockholders’ equity	$46,308,178	$46,299,539
The accompanying notes are an integral part of these condensed consolidated financial statements.

COLE OFFICE & INDUSTRIAL REIT (CCIT III), INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues:
Rental and other property income	$1,109,708	$1,113,311	$3,322,591	$3,353,381
Operating expenses:
General and administrative	213,017	246,998	625,865	727,017
Property operating	7,073	8,273	21,552	27,243
Real estate tax	131,121	133,036	385,705	411,931
Merger-related	416,912	—	416,912	—
Depreciation and amortization	478,063	478,063	1,434,190	1,434,190
Total operating expenses	1,246,186	866,370	2,884,224	2,600,381
Operating (expense) income	(136,478)	246,941	438,367	753,000
Other expense:
Interest expense and other, net	(179,872)	(404,797)	(618,529)	(1,261,064)
Net loss	$(316,350)	$(157,856)	$(180,162)	$(508,064)

Class A Common Stock:
Net loss	$(236,780)	$(110,244)	$(109,876)	$(357,272)
Basic and diluted weighted average number of common shares outstanding	2,512,479	2,484,283	2,511,417	2,472,534
Basic and diluted net loss per common share	$(0.09)	$(0.04)	$(0.04)	$(0.14)

Class T Common Stock:
Net loss	$(79,570)	$(47,612)	$(70,286)	$(150,792)
Basic and diluted weighted average number of common shares outstanding	711,030	735,735	714,280	745,269
Basic and diluted net loss per common share	$(0.11)	$(0.06)	$(0.10)	$(0.20)
The accompanying notes are an integral part of these condensed consolidated financial statements.

COLE OFFICE & INDUSTRIAL REIT (CCIT III), INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Class A Common Stock		Class T Common Stock		Capital in Excess of Par Value	Accumulated Distributions in Excess of Earnings	Total Stockholders’ Equity
	Number of Shares	Par Value	Number of Shares	Par Value
Balance as of January 1, 2020	2,504,629	$24,974	722,873	$7,229	$28,707,032	$(7,703,609)	$21,035,626
Issuance of common stock	12,256	123	3,893	39	138,718	—	138,880
Equity-based compensation	—	24	—	—	20,601	—	20,625
Distributions declared on common stock — $0.12 per common share	—	—	—	—	—	(387,050)	(387,050)
Distribution and stockholder servicing fees	—	—	—	—	3,770	—	3,770
Redemptions of common stock	(5,543)	(56)	(10,959)	(110)	(148,248)	—	(148,414)
Net income	—	—	—	—	—	61,347	61,347
Balance as of March 31, 2020	2,511,342	$25,065	715,807	$7,158	$28,721,873	$(8,029,312)	$20,724,784
Issuance of common stock	13,004	130	4,291	43	131,447	—	131,620
Equity-based compensation	—	24	—	—	20,602	—	20,626
Distributions declared on common stock — $0.12 per common share	—	—	—	—	—	(380,141)	(380,141)
Distribution and stockholder servicing fees	—	—	—	—	2,337	—	2,337
Redemptions of common stock	(10,585)	(105)	(7,688)	(77)	(138,697)	—	(138,879)
Net income	—	—	—	—	—	74,841	74,841
Balance as of June 30, 2020	2,513,761	$25,114	712,410	$7,124	$28,737,562	$(8,334,612)	$20,435,188
Issuance of common stock	7,515	75	2,376	24	75,361	—	75,460
Equity-based compensation	—	24	—	—	20,601	—	20,625
Distributions declared on common stock — $0.10 per common share	—	—	—	—	—	(299,214)	(299,214)
Distribution and stockholder servicing fees	—	—	—	—	1,620	—	1,620
Redemptions of common stock	(11,940)	(120)	(5,309)	(53)	(131,432)	—	(131,605)
Net loss	—	—	—	—	—	(316,350)	(316,350)
Balance as of September 30, 2020	2,509,336	$25,093	709,477	$7,095	$28,703,712	$(8,950,176)	$19,785,724

COLE OFFICE & INDUSTRIAL REIT (CCIT III), INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited) – (Continued)

	Class A Common Stock		Class T Common Stock		Capital in Excess of Par Value	Accumulated Distributions in Excess of Earnings	Total Stockholders’ Equity
	Number of Shares	Par Value	Number of Shares	Par Value
Balance as of January 1, 2019	2,424,682	$24,179	747,316	$7,473	$28,016,307	$(5,584,678)	$22,463,281
Issuance of common stock	47,124	471	9,112	91	538,201	—	538,763
Equity-based compensation	—	23	—	—	20,603	—	20,626
Distributions declared on common stock — $0.15 per common share	—	—	—	—	—	(458,852)	(458,852)
Commissions on stock sales and related dealer manager fees	—	—	—	—	(30,501)	—	(30,501)
Other offering costs	—	—	—	—	(5,909)	—	(5,909)
Distribution and stockholder servicing fees	—	—	—	—	(1,000)	—	(1,000)
Redemptions of common stock	(5,403)	(54)	—	—	(48,569)	—	(48,623)
Changes in redeemable common stock	—	—	—	—	42,019	—	42,019
Net loss	—	—	—	—	—	(209,262)	(209,262)
Balance as of March 31, 2019	2,466,403	$24,619	756,428	$7,564	$28,531,151	$(6,252,792)	$22,310,542
Issuance of common stock	13,965	140	6,346	64	174,469	—	174,673
Equity-based compensation	—	22	—	—	20,602	—	20,624
Distributions declared on common stock — $0.12 per common share	—	—	—	—	—	(389,444)	(389,444)
Other offering costs	—	—	—	—	(662)	—	(662)
Redemptions of common stock	—	—	(21,426)	(214)	(184,047)	—	(184,261)
Changes in redeemable common stock	—	—	—	—	140,139	—	140,139
Net loss	—	—	—	—	—	(140,946)	(140,946)
Balance as of June 30, 2019	2,480,368	$24,781	741,348	$7,414	$28,681,652	$(6,783,182)	$21,930,665
Issuance of common stock	12,602	126	5,156	52	152,533	—	152,711
Equity-based compensation	—	23	—	—	20,602	—	20,625
Distributions declared on common stock — $0.13 per common share	—	—	—	—	—	(390,818)	(390,818)
Redemptions of common stock	(6,672)	(67)	(13,638)	(137)	(174,464)	—	(174,668)
Net loss	—	—	—	—	—	(157,856)	(157,856)
Balance as of September 30, 2019	2,486,298	$24,863	732,866	$7,329	$28,680,323	$(7,331,856)	$21,380,659
The accompanying notes are an integral part of these condensed consolidated financial statements.

COLE OFFICE & INDUSTRIAL REIT (CCIT III), INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(180,162)	$(508,064)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization, net	1,434,190	1,434,190
Amortization of deferred financing costs	60,070	227,264
Straight-line rental income	(11,504)	(63,734)
Equity-based compensation	61,876	61,875
Write-off of deferred financing costs	—	183,850
Changes in assets and liabilities:
Rents and tenant receivables	144,067	81,948
Prepaid expenses and other assets	(45,129)	(15,302)
Accrued expenses and accounts payable	(88,607)	(181,581)
Deferred rental income	4,342	217,149
Due to affiliates	—	(757)
Net cash provided by operating activities	1,379,143	1,436,838
Cash flows from investing activities:
Net cash used in investing activities	—	—
Cash flows from financing activities:
Proceeds from issuance of common stock	—	350,001
Redemptions of common stock	(418,898)	(407,552)
Offering costs on issuance of common stock	—	(37,072)
Distribution and stockholder servicing fees paid	(39,130)	(46,290)
Distributions to stockholders	(753,024)	(750,647)
Proceeds from credit facility	1,500,000	—
Deferred financing costs paid	(81,139)	(73,994)
Net cash provided by (used in) financing activities	207,809	(965,554)
Net increase in cash and cash equivalents	1,586,952	471,284
Cash and cash equivalents, beginning of period	1,206,262	635,959
Cash and cash equivalents, end of period	$2,793,214	$1,107,243

Supplemental disclosures of non-cash investing and financing activities:
Distributions declared and unpaid	$99,566	$127,432
Change in accrued distribution and stockholder servicing fees due to affiliate	$(7,727)	$1,000
Common stock issued through distribution reinvestment plan	$345,960	$516,146
Supplemental cash flow disclosures:
Interest paid	$508,659	$852,584
Cash paid for taxes	$14,272	$5,354
The accompanying notes are an integral part of these condensed consolidated financial statements.

COLE OFFICE & INDUSTRIAL REIT (CCIT III), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020 (Unaudited)
NOTE 1 — ORGANIZATION AND BUSINESS
Cole Office & Industrial REIT (CCIT III), Inc. (the “Company”) is a non-exchange traded real estate investment trust (“REIT”) formed as a Maryland corporation on May 22, 2014, that elected to be taxed, and currently qualifies, as a REIT for U.S. federal income tax purposes commencing with its taxable year ended December 31, 2017. The Company generally acquires and operates commercial real estate assets, primarily consisting of single-tenant, income-producing necessity office and industrial properties, which are leased to creditworthy tenants under long-term leases. As of September 30, 2020, the Company owned two office and industrial properties, comprising 391,000 rentable square feet of commercial space located in two states. As of September 30, 2020, the rentable square feet at these properties was 100% leased.
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
Effective December 31, 2018, the primary portion of the Offering was terminated, but the Company continued to issue Class A Shares and Class T Shares pursuant to the DRIP portion of the Offering. On March 28, 2019, the Company registered an aggregate of $4,300,000 of Class A Shares and Class T Shares pursuant to a Registration Statement on Form S-3 (Registration No. 333-230565) filed with the U.S. Securities and Exchange Commission (the “SEC”), which was declared effective on April 5, 2019 (the “DRIP Offering” and collectively with the Offering, the “Offerings”). As of April 30, 2019, the Company ceased issuing shares in the Offering and had sold a total of $31.2 million of Class A Shares and Class T Shares pursuant to the Offering, including $30.2 million ($23.3 million in Class A Shares and $6.9 million in Class T Shares) sold to the public pursuant to the primary portion of the Offering and $1.0 million ($655,000 in Class A Shares and $350,000 in Class T Shares) sold pursuant to the DRIP portion of the Offering. The unsold Class A Shares and Class T Shares in the Offering of $3.5 billion in the aggregate were subsequently deregistered. The Company began to issue Class A Shares and Class T Shares under the DRIP Offering on May 1, 2019 and continued to issue shares under the DRIP Offering until, on August 30, 2020, the Company’s board of directors (the “Board”) suspended the DRIP Offering in connection with the entry of the Company into the Merger Agreement (as defined below).
The Board establishes an updated estimated per share net asset value (“NAV”) of the Company’s common stock on at least an annual basis for purposes of assisting broker-dealers that participated in the Offering in meeting their customer account reporting obligations under Financial Industry Regulatory Authority Rule 2231. Distributions are reinvested in shares of the Company’s common stock under the DRIP at the estimated per share NAV as determined by the Board. Additionally, the estimated per share NAV as determined by the Board serves as the per share NAV for purposes of the share redemption program. As of September 30, 2020, the estimated per share NAV was $7.76 per share for both Class A Shares and Class T Shares, which was established on August 12, 2020 using a valuation date of June 30, 2020. Commencing on August 14, 2020,

COLE OFFICE & INDUSTRIAL REIT (CCIT III), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020 (Unaudited) – (Continued)

$7.76 served as the per share NAV for both Class A Shares and Class T Shares under the DRIP Offering. The Board previously established a per share NAV as of February 13, 2019, December 31, 2019 and March 31, 2020. The Company’s estimated per share NAV is not audited or reviewed by its independent registered public accounting firm. Given the relative stability of the Company’s rent collections and the per share NAV for the quarters ended March 31, 2020 and June 30, 2020, the Board determined that it is in the best interests of the Company and its stockholders to cease incurring the additional costs associated with quarterly valuations and return to updating the Company’s per share NAV on an annual basis in accordance with its valuation policies.
Pending Merger with CMFT
On August 30, 2020, the Company, CMFT and Thor III Merger Sub, LLC, a wholly owned subsidiary of CMFT (“Merger Sub”), entered into an Agreement and Plan of Merger, as subsequently amended by Amendment No. 1 thereto dated November 3, 2020, (the “Merger Agreement”). Subject to the terms and conditions of the Merger Agreement, the Company will merge with and into Merger Sub (the “Merger”), with Merger Sub surviving the Merger, such that following the Merger, the surviving entity will continue as a wholly owned subsidiary of CMFT. In accordance with the applicable provisions of the Maryland General Corporation Law (the “MGCL”), the separate existence of the Company shall cease at the effective time of the Merger.
At the effective time of the Merger and subject to the terms and conditions of the Merger Agreement, each issued and outstanding Class A Share and Class T Share will be converted into the right to receive 1.098 shares of CMFT’s common stock, $0.01 par value per share (the “CMFT Common Stock”), subject to the treatment of fractional shares in accordance with the Merger Agreement (the “Merger Consideration”). At the effective time of the Merger and subject to the terms and conditions of the Merger Agreement, each issued and outstanding Class A Share granted under the Company’s 2018 Equity Incentive Plan, whether vested or unvested, will be cancelled in exchange for an amount equal to the Merger Consideration.
The Merger Agreement contains customary representations, warranties and covenants, including covenants relating to the conduct of the Company’s and CMFT’s respective businesses during the period between the execution of the Merger Agreement and the completion of the Merger, subject to certain exceptions.
Pursuant to the terms of the Merger Agreement, the Company had a “go shop” period that ended on 11:59 p.m. New York City time on October 7, 2020 (the “Go Shop Period End Time”) during which the Company and its subsidiaries and representatives could initiate, solicit, provide information and enter into discussions concerning proposals relating to alternative business combination transactions. Following the Go Shop Period End Time, the Company and its subsidiaries and representatives may not solicit, provide information or enter into discussions concerning proposals relating to alternative business combination transactions, subject to certain limited exceptions set forth in the Merger Agreement.
The Merger Agreement also provides that prior to the Stockholder Approval (as defined below), the Board may, under specified circumstances, make an Adverse Recommendation Change (as defined in the Merger Agreement), including withdrawing its recommendation of the Merger, subject to complying with certain conditions set forth in the Merger Agreement.
The Merger Agreement may be terminated under certain circumstances, including by either the Company or CMFT if the Merger has not been consummated on or before 11:59 p.m. New York time on May 30, 2021 (the “Outside Date”), if a final and non-appealable order is entered permanently restraining or otherwise prohibiting the transactions contemplated by the Merger Agreement, if the Stockholder Approval has not been obtained at the Stockholders Meeting (as defined in the Merger Agreement) or upon a material uncured breach of the respective obligations, covenants or agreements by the other party that would cause the closing conditions in the Merger Agreement not to be satisfied.
In addition, the Company may terminate the Merger Agreement in order to enter into an “Alternative Acquisition Agreement” with respect to a “Superior Proposal” (each as defined in the Merger Agreement) at any time prior to receipt by the Company of the Stockholder Approval pursuant to and subject to the terms and conditions of the Merger Agreement.
CMFT may terminate the Merger Agreement at any time prior to the receipt of the Stockholder Approval, in certain limited circumstances, including upon (i) an Adverse Recommendation Change, (ii) a tender offer or exchange offer that is commenced which the Board fails to recommend against or (iii) a breach by the Company, in any material respect, of its obligations under the go shop or no solicitation provisions set forth in the Merger Agreement.
If the Merger Agreement is terminated because the Merger was not consummated before the Outside Date or because the Stockholder Approval was not obtained, and (i) an Acquisition Proposal (as defined in the Merger Agreement) has been publicly announced or otherwise communicated to the Company’s stockholders prior to the Stockholders Meeting and (ii)

COLE OFFICE & INDUSTRIAL REIT (CCIT III), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020 (Unaudited) – (Continued)

within 12 months after the date of such termination (A) the Company consummates or enters into an agreement (that is thereafter consummated) in respect of an Acquisition Proposal for 50% or more of the Company’s equity or assets or (B) the Board recommends or fails to recommend against an Acquisition Proposal structured as a tender or exchange offer for 50% or more of the Company’s equity and such Acquisition Proposal is actually consummated, then the Company must pay CMFT a termination fee of $710,000 and up to $130,000 as reimbursement for CMFT’s Expenses (as defined in the Merger Agreement).
If the Merger Agreement is terminated in connection with the Company’s acceptance of a Superior Proposal or making an Adverse Recommendation Change, then the Company must pay to CMFT a termination fee of $710,000 and up to $130,000 as reimbursement for CMFT’s Expenses, subject to certain exceptions set forth in the Merger Agreement.
The obligation of each party to consummate the Merger is subject to a number of customary conditions, including receipt of the approval of the Merger (and of an amendment to the Company’s charter that is required to consummate the Merger) by holders of a majority of the outstanding shares of the Company’s common stock entitled to vote thereon (the “Stockholder Approval”), delivery of certain documents and legal opinions, the truth and correctness of the representations and warranties of the parties (subject to the materiality standards contained in the Merger Agreement) and the absence of a CCIT III Material Adverse Effect or CMFT Material Adverse Effect (as each term is defined in the Merger Agreement).
On August 30, 2020, CMFT, CCPT V and Thor V Merger Sub, LLC, a wholly owned subsidiary of CMFT (“CCPT V Merger Sub”), entered into an Agreement and Plan of Merger, as subsequently amended on October 22, 2020, October 24, 2020 and October 29, 2020, (the “CCPT V Merger Agreement”), pursuant to which CCPT V will be merged with and into CCPT V Merger Sub (the “CCPT V Merger”). Neither the Merger nor the CCPT V Merger is contingent upon the completion of the other.
On August 30, 2020, CMFT, CCIT II and Thor II Merger Sub, LLC, a wholly owned subsidiary of CMFT (“CCIT II Merger Sub”), entered into an Agreement and Plan of Merger (the “CCIT II Merger Agreement”), pursuant to which CCIT II would have merged with and into CCIT II Merger Sub, with CCIT II Merger Sub surviving the merger as the surviving entity such that following the merger, the surviving entity would have continued as a wholly owned subsidiary of CMFT. The CCIT II Merger Agreement was subsequently terminated on October 29, 2020 and, as a result, all provisions of the Merger Agreement relating to CCIT II or the CCIT II Merger Agreement are no longer applicable.
Concurrently with the entry into the Merger Agreement, the Company and CCI III Management entered into a letter agreement (the “Termination Agreement”). Pursuant to the Termination Agreement, the advisory agreement between the Company and CCI III Management (the “Advisory Agreement”) will be terminated at the effective time of the Merger. Also pursuant to the Termination Agreement, CCI III Management agreed to waive any subordinated performance fee or disposition fee (as described in Note 8 — Related-Party Transactions and Arrangements) it otherwise would be entitled to pursuant to the Advisory Agreement related to the Merger. In the event the Merger Agreement is terminated in accordance with its terms, the Termination Agreement will be automatically terminated.
In connection with the contemplated Merger, on August 30, 2020, the Board approved the suspension of the DRIP, and, therefore, distributions paid after that date will be paid in cash to all stockholders unless and until the DRIP is reinstated. Additionally, on August 30, 2020, the Board approved the suspension of the Company’s share redemption program, and therefore, no shares will be redeemed from the Company’s stockholders after that date unless and until the share redemption program is reinstated.
On August 30, 2020, the Board also approved and adopted the Amended and Restated Bylaws of the Company (the “Amended and Restated Bylaws”) to provide that (i) the Circuit Court for Baltimore City, Maryland, or, if that court does not have jurisdiction, the United States District Court for the District of Maryland, Baltimore Division, will be the sole and exclusive forum for (A) any derivative action or proceeding brought on behalf of the Company, (B) any action asserting a claim of breach of any duty owed by a director or officer or other employee of the Company to the Company or its stockholders or asserting a claim of breach of any standard of conduct set forth in the MGCL, (C) any action asserting a claim against the Company or any director or officer or other employee of the Company arising pursuant to any provision of the MGCL, the charter of the Company or the bylaws of the Company, or (D) any action asserting a claim against the Company or any director or officer or other employee of the Company that is governed by the internal affairs doctrine and (ii) the United States District Court for the District of Maryland, Baltimore Division, will be the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act of 1933.

COLE OFFICE & INDUSTRIAL REIT (CCIT III), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020 (Unaudited) – (Continued)

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
Recoverability of Real Estate Assets
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate assets may not be recoverable. Impairment indicators that the Company considers include, but are not limited to: bankruptcy or other credit concerns of a property’s major tenant, such as a history of late payments, lease concessions and other factors; a significant decrease in a property’s revenues due to lease terminations; vacancies; co-tenancy clauses; reduced lease rates; changes in anticipated holding periods; or other circumstances. When indicators of potential impairment are present, the Company assesses the recoverability of the assets by determining whether the carrying amount of the assets will be recovered through the undiscounted future cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying amount, the Company will adjust the real estate assets to their respective fair values and recognize an impairment loss. Generally, fair value is determined using a discounted cash flow analysis and recent comparable sales transactions. No impairment indicators were identified and no impairment losses were recorded during the nine months ended September 30, 2020 or 2019. The Company’s impairment assessment as of September 30, 2020 was based on the most current information available to the Company, including expected holding periods. If the Company’s expected holding periods for assets change, subsequent tests for impairment could result in impairment charges in the future. The Company cannot provide any assurance that material impairment charges with respect to the Company’s real estate assets will not occur during 2020 or in future periods, particularly in light of the negative economic impacts caused by the current novel coronavirus (“COVID-19”) pandemic. If the effects of the COVID-19 pandemic cause

COLE OFFICE & INDUSTRIAL REIT (CCIT III), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020 (Unaudited) – (Continued)

economic and market conditions to continue to deteriorate or if the Company’s expected holding periods for assets change, subsequent tests for impairment could result in additional impairment charges in the future. As of September 30, 2020, the Company has not identified any impairments resulting from COVID-19 related impacts, including as a result of tenant requests for rent relief. The Company generally intends to hold its assets for the long-term; therefore, a temporary change in cash flows due to COVID-19 related impacts alone would not be an impairment indicator. However, the Company has yet to see the long-term effects of the COVID-19 pandemic on the economy and the extent to which it may impact the Company’s tenants in the future. Indications of a tenant’s inability to continue as a going concern, changes in the Company’s view or strategy relative to a tenant’s business or industry as a result of the economic impacts of the COVID-19 pandemic, or changes in the Company’s long-term hold strategies, could be indicative of an impairment indicator. Accordingly, the Company will continue to monitor circumstances and events in future periods to determine whether the carrying value of the Company’s real estate assets are recoverable.
Assets Held for Sale
When a real estate asset is identified by the Company as held for sale, the Company will cease recording depreciation and amortization of the assets related to the property and estimate its fair value, net of selling costs. If, in management’s opinion, the fair value, net of selling costs, of the asset is less than the carrying amount of the asset, an adjustment to the carrying amount is then recorded to reflect the estimated fair value of the property, net of selling costs. There were no assets identified as held for sale as of September 30, 2020 or December 31, 2019.
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

COLE OFFICE & INDUSTRIAL REIT (CCIT III), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020 (Unaudited) – (Continued)

The Company continually reviews whether collection of lease-related receivables, including any straight-line rent, and current and future operating expense reimbursements from tenants are probable. The determination of whether collectability is probable takes into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. Upon the determination that the collectability of a receivable is not probable, the Company will record a reduction to rental and other property income for amounts previously recorded and a decrease in the outstanding receivable. Revenue from leases where collection is deemed to be not probable is recorded on a cash basis until collectability becomes probable. Management’s estimate of the collectability of lease-related receivables is based on the best information available at the time of estimate. The Company does not use a general reserve approach and lease-related receivables are adjusted and taken against rental and other property income only when collectability becomes not probable. There were no lease-related receivable write-offs during the nine months ended September 30, 2020 and 2019.
Earnings (Loss) and Distributions Per Share
The Company has two classes of common stock. Accordingly, the Company utilizes the two-class method to determine its earnings per share, which can result in different earnings per share for each of the classes. Under the two-class method, earnings per share of each class of common stock are computed by dividing the sum of the distributed earnings to common stockholders and undistributed earnings allocated to common stockholders by the weighted average number of shares for each class of common stock for the respective period. The distributed earnings to Class T Share common stockholders represents distributions declared less the distribution and stockholder servicing fees paid with respect to Class T Shares sold in the primary portion of the Offering. Diluted income per share, when applicable, considers the effect of any potentially dilutive share equivalents, of which the Company had none for each of the three and nine months ended September 30, 2020 or 2019. Distributions per share are calculated based on the authorized monthly distribution rate. Prior to April 1, 2020, distributions were calculated based on the authorized daily distribution rate.
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
September 30, 2020 (Unaudited) – (Continued)

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
In April 2020, the FASB issued a question and answer document (the “Lease Modification Q&A”) focused on the application of lease accounting guidance to lease concessions provided as a result of the COVID-19 pandemic. Due to the business disruptions and challenges severely affecting the global economy caused by the COVID-19 pandemic, many lessors may be required to provide rent deferrals and other lease concessions to lessees. While the lease modification guidance in ASC 842 addresses routine changes to lease terms resulting from negotiations between the lessee and the lessor, this guidance did not contemplate concessions being so rapidly executed to address the sudden liquidity constraints of some lessees arising from COVID-19 related impacts. Under existing lease guidance, the Company would have to determine, on a lease by lease basis, if a lease concession was the result of a new arrangement reached with the tenant (treated within the lease modification accounting framework) or if a lease concession was under the enforceable rights and obligations within the existing lease agreement (precluded from applying the lease modification accounting framework). The Lease Modification Q&A allows the Company, if certain criteria have been met, to bypass the lease by lease analysis, and instead elect to either apply the lease modification accounting framework or not, with such election applied consistently to leases with similar characteristics and similar circumstances. The future impact of the Lease Modification Q&A is dependent upon the extent of lease concessions granted to tenants as a result of the COVID-19 pandemic in future periods and the elections made by the Company at the time of entering into such concessions. As of September 30, 2020, the Company has collected 100% of rental payments originally contracted for from the Company’s two tenants during the three and nine months ended September 30, 2020.
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
September 30, 2020 (Unaudited) – (Continued)

The following describes the methods the Company uses to estimate the fair value of the Company’s financial assets and liabilities:
Credit facility — The fair value is estimated by discounting the expected cash flows based on estimated borrowing rates available to the Company as of the measurement date. These financial instruments are valued using Level 2 inputs. As of September 30, 2020, the estimated fair value of the Company’s debt was $25.7 million, which approximated its carrying value. As of December 31, 2019, the estimated fair value of the Company’s debt was $24.2 million, which approximated its carrying value. The carrying and fair values exclude net deferred financing costs.
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
Considerable judgment is necessary to develop estimated fair values of financial assets and liabilities. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize, or be liable for, upon disposition of the financial assets and liabilities. As of September 30, 2020 and December 31, 2019, there have been no transfers of financial assets or liabilities between fair value hierarchy levels.
NOTE 4 — REAL ESTATE ASSETS
During the nine months ended September 30, 2020 and 2019, the Company did not acquire or dispose of any properties.
NOTE 5 — INTANGIBLE LEASE ASSETS
The Company’s intangible lease assets consisted of the following as of September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
In-place leases and other intangibles, net of accumulated amortization of $1,753,892 and $1,406,599, respectively (with a weighted average life remaining of 8.0 years and 8.8 years, respectively)	$3,347,540	$3,694,833
Amortization expense for the in-place leases is included in depreciation and amortization in the accompanying condensed consolidated statements of operations. The following table summarizes the amortization expense related to the in-place lease assets for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
In-place lease amortization	$115,764	$115,764	$347,293	$347,293
As of September 30, 2020, the estimated amortization relating to the intangible lease assets is as follows:

Amortization
In-Place Lease
Remainder of 2020	$115,765
2021	463,058
2022	463,058
2023	463,058
2024	463,058
Thereafter	1,379,543
Total	$3,347,540

COLE OFFICE & INDUSTRIAL REIT (CCIT III), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020 (Unaudited) – (Continued)

NOTE 6 — CREDIT FACILITY
As of September 30, 2020, the Company had $25.6 million of debt outstanding, including net deferred financing costs, with a weighted average interest rate of 3.0% and a weighted average term to maturity of one year.
The following table summarizes the debt balances as of September 30, 2020 and December 31, 2019 and the debt activity for the nine months ended September 30, 2020:

		During the Nine Months Ended September 30, 2020
	Balance as of December 31, 2019	Debt Issuance(1)	Repayments	Accretion	Balance as of September 30, 2020
Credit facility	$24,175,000	$1,500,000	$—	$—	$25,675,000
Total debt	24,175,000	1,500,000	—	—	25,675,000
Deferred costs	—	(81,139)	—	3,381	(77,758)
Total debt, net	$24,175,000	$1,418,861	$—	$3,381	$25,597,242
______________________
(1) Includes deferred financing costs incurred during the period.
Credit Facility
The Company has a secured credit facility (the “Credit Facility”) with JPMorgan Chase Bank, N.A. (“JPMorgan Chase”), as administrative agent, and the lenders under the credit agreement, as modified on September 17, 2020 (the “Modified Credit Agreement”). The Modified Credit Agreement reduced the borrowing commitment to $25.7 million, extended the maturity date to September 23, 2021 with no option to further extend, and amended the definition of asset value, in part, by removing certain tenant concentration limits, among other things. The Modified Credit Agreement also converted the Credit Facility balance from revolving loans into non-revolving term loans (the “Term Loans”) and instituted monthly principal payments through the maturity date. As of September 30, 2020, the Company had $25.7 million of debt outstanding under its Credit Facility.
Depending upon the type of loan specified and overall leverage ratio, the Credit Facility bears interest at (i) the one-month, two-month, three-month or six-month London Interbank Offered Rate (“LIBOR”) multiplied by the statutory reserve rate (the “Eurodollar Rate”) plus an interest rate spread of 2.75%; or (ii) a base rate of 1.75%. As of September 30, 2020, the Term Loans outstanding totaled $25.7 million at a weighted average interest rate of 3.0%. The Company had no available borrowings as of September 30, 2020.
The Modified Credit Agreement contains provisions with respect to covenants, events of default and remedies customary for facilities of this nature. In particular, the Modified Credit Agreement requires the Company to maintain a minimum consolidated net worth greater than or equal to 75% of the equity issued from the date of the Modified Credit Agreement, a leverage ratio no greater than 60%, and a fixed charge coverage ratio equal to or greater than 1.50. The Company believes it was in compliance with the financial covenants of the Modified Credit Agreement as of September 30, 2020.

COLE OFFICE & INDUSTRIAL REIT (CCIT III), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020 (Unaudited) – (Continued)

Maturities
Liquidity and Financial Condition — As of September 30, 2020, the Company had $25.7 million of debt outstanding under the Credit Facility maturing on September 23, 2021. The Company expects to enter into new financing arrangements to meet its obligations as they become due in the event that the Merger is not completed. The Company believes cash on hand, net cash provided by operations, and the entry into new financing arrangements will be sufficient to meet its obligations as they become due in the ordinary course of business for at least 12 months following the date these financial statements are issued. The following table summarizes the scheduled aggregate principal repayments for the Company’s outstanding debt subsequent to September 30, 2020:

Principal Repayments
Remainder of 2020	$—
2021	25,675,000
2022	—
2023	—
2024	—
Thereafter	—
Total	$25,675,000
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
Merger Agreement
On August 30, 2020, the Company announced it had entered into the Merger Agreement with CMFT and Merger Sub. In the event the Merger Agreement is terminated in connection with the Company’s acceptance of a Superior Proposal or making an Adverse Recommendation Change, as defined in the Merger Agreement, the Company must pay to CMFT a termination fee of $710,000 and up to $130,000 as reimbursement for CMFT’s Expenses, subject to certain exceptions set forth in the Merger Agreement. No such fees were paid as of September 30, 2020.
If the Merger Agreement is terminated because the Merger was not consummated before the Outside Date or because the Stockholder Approval was not obtained, and (i) an Acquisition Proposal has been publicly announced or otherwise communicated to the Company’s stockholders prior to the Stockholders Meeting and (ii) within 12 months after the date of such termination (A) the Company consummates or enters into an agreement (that is thereafter consummated) in respect of an Acquisition Proposal for 50% or more of the Company’s equity or assets or (B) the Board recommends or fails to recommend against an Acquisition Proposal structured as a tender or exchange offer for 50% or more of the Company’s equity and such Acquisition Proposal is actually consummated, then the Company must pay CMFT a termination fee of $710,000 and up to $130,000 as reimbursement for CMFT’s Expenses.

COLE OFFICE & INDUSTRIAL REIT (CCIT III), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020 (Unaudited) – (Continued)

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
Organization and offering expenses
All other organization and offering expenses associated with the sale of the Company’s common stock (excluding selling commissions, dealer manager fees and distribution and stockholder servicing fees) were paid by CCI III Management or its affiliates and were reimbursed by the Company up to 1.0% of aggregate gross offering proceeds, including proceeds from sales of shares under the DRIP. As of September 30, 2020, CCI III Management had paid organization and offering expenses in excess of the 1.0% of aggregate gross offering proceeds in connection with the Offering. These excess amounts were not included in the condensed consolidated financial statements of the Company because such amounts were not a liability of the Company as they exceeded 1.0% of gross proceeds from the Offering. Since the Offering has been terminated, these excess amounts will not be paid.
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
Advisory fees and expenses
Pursuant to the Advisory Agreement, the Company pays CCI III Management a monthly advisory fee based upon the Company’s monthly average asset value, which is equal to the following amounts: (i) an annualized rate of 0.75% paid on the Company’s average asset value that is between $0 and $2.0 billion; (ii) an annualized rate of 0.70% paid on the Company’s average asset value that is between $2.0 billion and $4.0 billion; and (iii) an annualized rate of 0.65% paid on the Company’s

COLE OFFICE & INDUSTRIAL REIT (CCIT III), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020 (Unaudited) – (Continued)

average asset value that is over $4.0 billion. During the three and nine months ended September 30, 2019, the Company’s operating expenses (including advisory fees) exceeded the expense limit of the greater of 2.0% of the average invested assets or 25.0% of net income (see operating expenses below) and were not recognized in the condensed consolidated financial statements of the Company because such amounts were not contractually payable by the Company. As of September 30, 2019, $864,000 in advisory fees exceeded such expense limit. Additionally, CCI III Management waived its right to receive a monthly advisory fee for the full year ending December 31, 2019, the three and nine months ended September 30, 2020, and for the full year ending December 31, 2020. As such, during the three and nine months ended September 30, 2020, the advisor waived advisory fees of $91,000 and $269,000, respectively, which were not recognized in the condensed consolidated financial statements of the Company because such amounts were not contractually payable by the Company. As of September 30, 2020, $1.3 million of advisory fees have been waived since inception.
Operating expenses
The Company reimburses CCI III Management or its affiliates for the operating expenses they paid or incurred in connection with advisory and administrative services provided to the Company, subject to the limitation that the Company will not reimburse CCI III Management or its affiliates for any amount by which the operating expenses (including the advisory fee) at the end of the four preceding fiscal quarters exceed the greater of (i) 2.0% of average invested assets, or (ii) 25.0% of net income, excluding any additions to reserves for depreciation or other similar non-cash reserves and excluding any gain from the sale of assets for that period. The Company will not reimburse CCI III Management or its affiliates for compensation paid to the Company’s executive officers or employees of CCI III Management in connection with the services for which CCI III Management or its affiliates receive an acquisition fee, financing coordination fee or disposition fee. During the three and nine months ended September 30, 2020, $61,000 and $289,000, respectively, of operating expense reimbursements were deferred by the advisor, which were not recognized in the condensed consolidated financial statements of the Company because such amounts were not contractually payable by the Company. During the three and nine months ended September 30, 2019, $109,000 and $457,000, respectively, of operating expense reimbursements were deferred by the advisor, which were not recognized in the condensed consolidated financial statements of the Company because such amounts were not contractually payable by the Company. However, these amounts may become payable if the advisor recoups expense reimbursements as capacity becomes available under the greater of 2.0% of average invested assets or 25.0% of net income limitations through reimbursements in a subsequent period.
Financing coordination fees
If CCI III Management provides services in connection with the origination, assumption or refinancing of any debt to acquire properties or to make other permitted investments, the Company will pay CCI III Management a financing coordination fee equal to 1.0% of the amount available and/or outstanding under such financing. However, CCI III Management will not be entitled to a financing coordination fee on any debt where CCI III Management previously received a fee unless (i) the maturity date of the refinanced debt was scheduled to occur less than one year after the date of the refinancing and the new loan has a term of at least five years or (ii) the new loan is approved by a majority of the independent directors; and provided, further, that no financing coordination fee will be paid in connection with loans advanced by an affiliate of CCI III Management. During the three and nine months ended September 30, 2020 and 2019, no financing coordination fees were incurred for any such services provided by CCI III Management or its affiliates.
Disposition fees
If CCI III Management or its affiliates provide a substantial amount of services (as determined by a majority of the Company’s independent directors) in connection with the sale of one or more properties (or the Company’s entire portfolio), the Company will pay CCI III Management or its affiliates a disposition fee in an amount equal to up to one-half of the real estate or brokerage commission paid by the Company to third parties on the sale of such properties, not to exceed 1.0% of the contract price of the properties sold; provided, however, in no event may the total disposition fees paid to CCI III Management, its affiliates, and unaffiliated third parties, exceed the lesser of the customary competitive real estate commission or an amount equal to 6.0% of the contract sales price. In addition, if CCI III Management or its affiliates provides a substantial amount of services (as determined by a majority of the Company’s independent directors) in connection with the sale of one or more assets other than properties, the Company may separately compensate CCI III Management or its affiliates at such rates and in such amounts as the Board, including a majority of the independent directors, and CCI III Management agree upon, not to exceed an amount equal to 1.0% of the contract price of the assets sold. During the three and nine months ended September 30, 2020 and 2019, no disposition fees were incurred for any such services provided by CCI III Management or its affiliates.

COLE OFFICE & INDUSTRIAL REIT (CCIT III), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020 (Unaudited) – (Continued)

Subordinated performance fees
The Company will pay a subordinated performance fee in connection with one of the following alternative events: (1) if the Company’s shares are listed on a national securities exchange, CCI III Management, or its affiliates, will be entitled to a subordinated performance fee equal to 15.0% of the amount, if any, by which (i) the market value of the Company’s outstanding stock plus distributions paid by the Company prior to listing, exceeds (ii) the sum of the total amount of capital raised from stockholders and the amount of distributions necessary to generate a 6.0% annual cumulative, non-compounded return to stockholders; (2) if the Company is sold or its assets are liquidated, CCI III Management will be entitled to a subordinated performance fee equal to 15.0% of the net sale proceeds remaining after stockholders have received, from regular distributions plus special distributions paid from proceeds of such sale, a return of their net capital invested and a 6.0% annual cumulative, non-compounded return; or (3) upon termination of the Advisory Agreement, CCI III Management may be entitled to a subordinated performance fee similar to the fee to which it would have been entitled had the portfolio been liquidated (based on an independent appraised value of the portfolio) on the date of termination. During the three and nine months ended September 30, 2020 and 2019, no subordinated performance fees were incurred related to any such events.
The Company incurred commissions, fees and expense reimbursements as shown in the table below for services provided by CCI III Management and its affiliates related to the services described above during the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Selling commissions	$—	$—	$—	$23,501
Dealer manager fees	$—	$—	$—	$7,000
Distribution and stockholder servicing fees (1)	$12,557	$14,960	$39,130	$46,290
Organization and offering costs	$—	$—	$—	$6,571
______________________

(1)
Amounts are calculated for the respective periods in accordance with the dealer manager agreement and exclude the estimated liability for future distribution and stockholder servicing fees payable to CCO Capital of $64,000 and $142,000 as of September 30, 2020 and 2019, respectively, which is included in due to affiliates in the condensed consolidated balance sheets with a corresponding decrease to capital in excess of par value.

Due to Affiliates
As of September 30, 2020 and December 31, 2019, $64,000 and $111,000, respectively, was recorded for services and expenses incurred, but not yet reimbursed to CCI III Management or its affiliates. The amounts are for future distribution and stockholder servicing fees payable to CCO Capital and operating fees and expenses. These amounts were included in due to affiliates in the condensed consolidated balance sheets for such periods.
Termination Agreement
Concurrently with the entry into the Merger Agreement, the Company and CCI III Management entered into the Termination Agreement, effective as of August 30, 2020. Pursuant to the Termination Agreement, the current Advisory Agreement will be terminated at the effective time of the Merger. Also pursuant to the Termination Agreement, CCI III Management waived any subordinated performance fee or disposition fee it otherwise would be entitled to pursuant to the Advisory Agreement related to the Merger. In the event the Merger Agreement is terminated in accordance with its terms, the Termination Agreement will be automatically terminated.
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

COLE OFFICE & INDUSTRIAL REIT (CCIT III), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020 (Unaudited) – (Continued)

NOTE 10 — STOCKHOLDERS’ EQUITY
Equity-Based Compensation
On August 9, 2018, the Board approved the adoption of the Company’s 2018 Equity Incentive Plan (the “Plan”), under which 400,000 of the Company’s shares of common stock were reserved for issuance and awards of 381,000 shares of common stock are available for future grant as of September 30, 2020. As of September 30, 2020, the Company has granted awards of approximately 6,000 restricted Class A Shares to each of the independent members of the Board (approximately 19,000 restricted shares in aggregate) under the Plan. As of September 30, 2020, 9,000 of the restricted Class A Shares had vested based on one year of continuous service. The remaining 10,000 shares issued fully vested on October 1, 2020. The fair value of the Company’s share awards is determined using the Company’s per share NAV on the date of grant. Compensation expense related to these restricted Class A Shares is recognized over the vesting period. The Company recorded compensation expense of $21,000 and $62,000 for the three and nine months ended September 30, 2020 and 2019, respectively, related to these restricted Class A Shares, which is included in general and administrative expenses in the accompanying condensed consolidated statements of operations. All of the total compensation expense related to these restricted Class A Shares was recognized ratably over the period of service prior to October 1, 2020.
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
As of September 30, 2020, the leases had a weighted-average remaining term of 7.9 years. Certain leases include provisions to extend the lease agreements, options for early termination after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other negotiated terms and conditions. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.
As of September 30, 2020, the future minimum rental income from the Company’s real estate assets under non-cancelable operating leases, assuming no exercise of renewal options for the succeeding five fiscal years and thereafter, was as follows:

Future Minimum Rental Income
Remainder of 2020	$925,809
2021	3,756,969
2022	3,829,450
2023	3,903,333
2024	3,978,647
Thereafter	14,902,466
Total	$31,296,674

COLE OFFICE & INDUSTRIAL REIT (CCIT III), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020 (Unaudited) – (Continued)

Rental and other property income during the three and nine months ended September 30, 2020 and 2019 consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Fixed rental and other property income (1)	$972,002	$972,002	$2,916,007	$2,916,007
Variable rental and other property income (2)	137,706	141,309	406,584	437,374
Total rental and other property income	$1,109,708	$1,113,311	$3,322,591	$3,353,381
______________________

(1)	Consists primarily of fixed contractual payments from operating leases with tenants recognized on a straight-line basis over the lease term, including amortization of acquired above-market leases.

(2)	Consists primarily of tenant reimbursements for recoverable real estate taxes and property operating expenses.
NOTE 12 — SUBSEQUENT EVENTS
The following events occurred subsequent to September 30, 2020:
Amendment to Merger Agreement
On November 3, 2020, the parties to the Merger Agreement entered into Amendment No. 1 to Agreement and Plan of Merger (the “Amendment”), pursuant to which (i) the Merger Agreement was amended to increase the Exchange Ratio from 1.093 to 1.098 shares of CMFT Common Stock for each share of CCIT III Common Stock (as each term is defined in the Merger Agreement) (with such ratio subject to adjustments in accordance with the terms and conditions of the Merger Agreement) and (ii) CCIT III irrevocably waived its right to terminate the Merger Agreement set forth in Section 9.1(c)(iii) in relation to the amendment of the CCPT V Merger Agreement to increase the exchange ratio set forth therein.
Registration Statement on Form S-4
In connection with the Merger, CMFT filed a registration statement on Form S-4 (File No. 333-249292), declared effective by the SEC on November 10, 2020, that includes a proxy statement of the Company and that also constitutes a prospectus of CMFT. The Merger is currently anticipated to close by year end 2020.

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
Certain statements regarding future estimates and expectations may not be applicable to the extent the Merger (as defined herein) is completed.
Forward-Looking Statements
This Quarterly Report on Form 10-Q includes “forward-looking statements” (within the meaning of the federal securities laws, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that reflect our expectations and projections about our future results, performance, prospects and opportunities. We have attempted to identify these forward-looking statements by the use of words such as “may,” “will,” “seek,” “expects,” “anticipates,” “believes,” “targets,” “intends,” “should,” “estimates,” “could,” “continue,” “assume,” “projects,” “plans” or similar expressions. These forward-looking statements are based on information currently available to us and are subject to a number of known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, among other things, those discussed below. In addition, these risks and uncertainties include those associated with (i) the scope, severity and duration of the current pandemic of COVID‑19 and actions taken to contain the pandemic or mitigate its impact, (ii) the potential adverse effect of the COVID-19 pandemic on the financial condition, results of operations, cash flows and performance of the Company and its tenants, the real estate market and the global economy and financial markets, among others, and (iii) general economic, market and other conditions. We intend for all such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act, as applicable by law. We do not undertake to publicly update or revise any forward-looking statements, whether as a result of changes in underlying assumptions or new information, future events or otherwise, except as may be required to satisfy our obligations under federal securities law. The forward-looking statements should be read in light of the risk factors identified in Item 1A — Risk Factors of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2019.
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

•	We could be subject to risks associated with bankruptcies or insolvencies of tenants or from tenant defaults generally.

•	We have substantial indebtedness, which may affect our ability to pay distributions, and expose us to interest rate fluctuation risk and the risk of default under our debt obligations.

•	We are affected by the incurrence of additional secured or unsecured debt.

•	We may not be able to maintain profitability.

•	We may not generate cash flows sufficient to pay our distributions to stockholders or meet our debt service obligations.

•	Our continued compliance with debt covenants depends on many factors and could be impacted by current or future economic conditions associated with the COVID-19 pandemic.

•	We may be affected by risks resulting from losses in excess of insured limits.

•	We may fail to remain qualified as a REIT for U.S. federal income tax purposes.

•	Our advisor has the right to terminate the Advisory Agreement upon 60 days’ written notice without cause or penalty.
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
Effective December 31, 2018, the primary portion of the Offering was terminated, but we continued to issue Class A Shares and Class T Shares pursuant to the DRIP portion of the Offering. On March 28, 2019, we registered an aggregate of $4,300,000 of Class A Shares and Class T Shares for the DRIP Offering pursuant to a Registration Statement on Form S-3 filed with the SEC, which was declared effective on April 5, 2019. We ceased issuing shares in the Offering on April 30, 2019. The unsold Class A Shares and Class T Shares in the Offering of $3.5 billion in the aggregate were subsequently deregistered. We began to issue Class A Shares and Class T Shares under the DRIP Offering on May 1, 2019 and continued to issue shares under the DRIP Offering until, on August 30, 2020, the Board suspended the DRIP Offering in connection with the entry of the Company into the Merger Agreement.
Our operating results and cash flows are primarily influenced by rental and other property income from our commercial properties, interest expense on our indebtedness, and acquisition and operating expenses. As 100% of our rentable square feet was under lease as of September 30, 2020, with a weighted average remaining lease term of 7.9 years, we believe our exposure to changes in commercial rental rates on our portfolio is substantially mitigated, except for vacancies caused by tenant bankruptcies or other factors, including due to circumstances related to the COVID-19 pandemic. Our advisor regularly monitors the creditworthiness of our tenants by reviewing each tenant’s financial results, any available credit rating agency reports on the tenant or guarantor, the operating history of the property with such tenant, the tenant’s market share and track record within its industry segment, the general health and outlook of the tenant’s industry segment, and other information for changes and possible trends. If our advisor identifies significant changes or trends that may adversely affect the creditworthiness of a tenant, it will gather a more in-depth knowledge of the tenant’s financial condition and, if necessary, attempt to mitigate the tenant credit risk by evaluating the possible sale of the property, or identifying a possible replacement tenant should the current tenant fail to perform on the lease.
COVID-19
We are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business. The global spread of COVID-19 has created significant uncertainty and economic disruption, both in the near-term and potentially longer-term and has negatively impacted almost every industry directly or indirectly, including industries in which we and our tenants operate.
The extent to which this pandemic could affect our financial condition, liquidity, and results of operations is difficult to predict and depends on evolving factors, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact and the direct and indirect economic effects of the pandemic and containment measures, among others. The magnitude of the outbreak will depend on factors beyond our control including actions taken by local, state and federal agencies, non-governmental organizations, the medical community, our tenants, and others. Due to these uncertainties, we are unable to predict the impact that the COVID-19 pandemic will have on our financial condition, results of operation and cash flows in future periods or the impact that the COVID-19 pandemic will have on our tenants and other business partners; however, any material effect on these parties could adversely impact us.
As of September 30, 2020, we collected 100% of rental payments originally contracted for the three and nine months ended September 30, 2020.
We are actively managing our response to the COVID-19 pandemic in collaboration with our tenants and business partners and are assessing potential impacts to our financial position and operating results, as well as potential adverse developments in our business. In order to manage the financial health of the Company, our Board is making its determinations with respect to the declaration of distributions on a monthly, instead of quarterly basis, and has approved and adopted an Amended and Restated Distribution Reinvestment Plan (“Amended DRIP”) and an Amended and Restated Share Redemption Program (“Amended Share Redemption Program”) that, among other changes, provides that the Amended DRIP and the Amended Share Redemption Program may be suspended at any time by majority vote of the Board without prior notice if the Board believes such action is in the best interest of the Company and its stockholders. In connection with the contemplated Merger, on August 30, 2020, the Board approved the suspension of the Amended DRIP and the Amended Share Redemption Program. For further information regarding the impact of the COVID-19 pandemic on the Company, see Part II, Item 1A titled “Risk Factors.”
Pending Merger with CMFT
On August 30, 2020, we, CMFT and Merger Sub entered into the Merger Agreement. Subject to the terms and conditions of the Merger Agreement, we will merge with and into Merger Sub with Merger Sub surviving the Merger, such that following the Merger, the surviving entity will continue as a wholly owned subsidiary of CMFT. In accordance with the applicable provisions of the MGCL, our separate existence shall cease at the effective time of the Merger.
At the effective time of the Merger and subject to the terms and conditions of the Merger Agreement, each issued and outstanding share of our common stock, $0.01 par value per share, will be converted into the right to receive 1.098 shares of CMFT’s common stock, $0.01 par value per share, subject to the treatment of fractional shares in accordance with the Merger Agreement.
On August 30, 2020, CMFT, CCPT V and CCPT V Merger Sub entered into the CCPT V Merger Agreement, pursuant to which CCPT V will be merged with and into CCPT V Merger Sub. Neither the Merger nor the CCPT V Merger is contingent upon the completion of the other.
The combined company after the Merger and the CCPT V Merger will retain the name CIM Real Estate Finance Trust, Inc. Each of the Merger and the CCPT V Merger is intended to qualify as a “reorganization” under, and within the meaning of, Section 368(a) of the Internal Revenue Code of 1986, as amended (the “Code”).
For additional information on the Merger, see Note 1 — Organization and Business to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q and our Current Reports on Form 8-K filed with the SEC on August 31, 2020 and November 4, 2020.
Portfolio Information
As of September 30, 2020, we owned two properties comprising approximately 391,000 rentable square feet of income-producing necessity corporate office and industrial space located in two states, which were 100% leased and had a weighted average remaining lease term of 7.9 years. As we have only acquired two properties, a discussion of same store sales is not considered meaningful and as such is not included in the results of operations.
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

Our results of operations are influenced by the timing of our acquisitions and the operating performance of our real estate assets. The following table provides summary information about our results of operations for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		2020 vs 2019 Increase (Decrease)	Nine Months Ended September 30,		2020 vs 2019 Increase (Decrease)
	2020	2019		2020	2019
Rental and other property income	$1,109,708	$1,113,311	$(3,603)	$3,322,591	$3,353,381	$(30,790)
General and administrative expenses	$213,017	$246,998	$(33,981)	$625,865	$727,017	$(101,152)
Property operating expenses	$7,073	$8,273	$(1,200)	$21,552	$27,243	$(5,691)
Real estate tax expenses	$131,121	$133,036	$(1,915)	$385,705	$411,931	$(26,226)
Merger-related expenses	$416,912	$—	$416,912	$416,912	$—	$416,912
Depreciation and amortization	$478,063	$478,063	$—	$1,434,190	$1,434,190	$—
Operating (expense) income	$(136,478)	$246,941	$(383,419)	$438,367	$753,000	$(314,633)
Interest expense and other, net	$179,872	$404,797	$(224,925)	$618,529	$1,261,064	$(642,535)
Net loss	$(316,350)	$(157,856)	$(158,494)	$(180,162)	$(508,064)	$327,902
Revenues
Our revenue consists primarily of rental and other property income from net leased commercial properties. We also incur certain property operating expenses that are subject to reimbursement by our tenants, which results in additional rental and other property income.
The decreases in revenue of $4,000 and $31,000 during the three and nine months ended September 30, 2020, as compared to the same periods in 2019, were primarily due to decreases in certain operating expense reimbursements from our tenants.
General and Administrative Expenses
The primary general and administrative expense items are Board costs and legal fees.
The decreases in general and administrative expenses of $34,000 and $101,000 during the three and nine months ended September 30, 2020, as compared to the same periods in 2019, were primarily due to decreases in Board costs, escrow and trustee fees, and insurance expenses.
Merger-Related Expenses
In connection with the Merger, we incurred consulting fees of $417,000 during both the three and nine months ended September 30, 2020. No such fees were incurred during the three and nine months ended September 30, 2019.
Property Operating Expenses
Property operating expenses such as property repairs, maintenance and property-related insurance include both reimbursable and non-reimbursable property expenses. We are reimbursed by tenants for certain property operating expenses in accordance with the respective lease agreements.
Property operating expenses generally remained consistent for the three months ended September 30, 2020 compared to the same period in 2019.
The decrease in property operating expenses of $6,000 during the nine months ended September 30, 2020, as compared to the same period in 2019, was primarily due to a decrease in property insurance expenses, which are subject to reimbursement by our tenants.
Real Estate Tax Expenses
Real estate tax expenses generally remained consistent for the three months ended September 30, 2020 compared to the same period in 2019.
The decrease in real estate tax expenses of $26,000 during the nine months ended September 30, 2020, as compared to the same period in 2019, was primarily due to an increased tax assessment on one property during the nine months ended September 30, 2019.

Depreciation and Amortization
Depreciation and amortization expenses remained consistent for the three and nine months ended September 30, 2020 compared to the same periods in 2019.
Interest Expense and Other, Net
The decreases in interest expense and other, net of $225,000 and $643,000 during the three and nine months ended September 30, 2020, as compared to the same periods in 2019, were primarily due to a decrease in the weighted average interest rate of our outstanding debt to 3.0% as of September 30, 2020, from 4.3% as of September 30, 2019.
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
After April 1, 2020, on a monthly basis, our Board has authorized a monthly distribution amount. On August 30, 2020, in connection with the Merger, our Board suspended the DRIP Offering, and, therefore, further distributions will be paid in cash to all stockholders unless and until we reinstate the DRIP Offering. Our Board authorized the following monthly distribution amounts per share for the periods indicated below:

Record Date	Distribution Amount(1)
April 30, 2020	$0.04098
May 31, 2020	$0.04098
June 30, 2020	$0.03970
July 30, 2020	$0.03233
August 28, 2020	$0.03220
September 29, 2020	$0.03220
October 29, 2020	$0.03220
November 27, 2020	$0.03220
______________________

(1)	Less the per share distribution and stockholder servicing fees that are payable with respect to Class T Shares (as calculated on a daily basis).
As of September 30, 2020, we had distributions payable of $100,000.

The following table presents distributions and source of distributions for the periods indicated:

	Nine Months Ended September 30,
	2020		2019
	Amount	Percent	Amount	Percent
Distributions paid in cash	$753,024	69%	$750,647	59%
Distributions reinvested	345,960	31%	516,146	41%
Total distributions	$1,098,984	100%	$1,266,793	100%
Source of distributions:
Net cash provided by operating activities (1)	$1,098,984	100%	$1,266,793	100%
	$1,098,984	100%	$1,266,793	100%
______________________

(1)	Net cash provided by operating activities was $1.4 million for both the nine months ended September 30, 2020 and 2019.
Share Redemptions
Our share redemption program permits our stockholders to sell their shares back to us after they have held them for at least one year, subject to certain conditions and limitations. In addition, our Board may choose to amend the terms of, suspend or terminate our share redemption program in its sole discretion if it believes that such action is in the best interest of us and our stockholders. Any material modifications or suspension of the share redemption program will be disclosed to our stockholders as promptly as practicable in our reports filed with the SEC and via our website. Funding for the redemption of shares will generally be limited to the net proceeds we receive from the sale of shares under the DRIP, net of shares redeemed to date. We will not redeem in excess of 5.0% of the weighted average number of shares outstanding during the trailing 12 months prior to the end of the fiscal quarter for which the redemptions are being paid. In addition, we will generally limit quarterly redemptions to approximately 1.25% of the weighted average number of shares outstanding during the trailing 12-month period ending on the last day of the fiscal quarter for which the redemptions are being paid, and to the net proceeds we receive from the sale of shares in the respective quarter under the DRIP. Any of the foregoing limits might prevent us from accommodating all redemption requests made in any fiscal quarter or in any 12-month period. In connection with the Merger, on August 30, 2020, our Board suspended our share redemption program, and therefore, no shares will be redeemed from our stockholders after that date unless and until the share redemption program is reinstated. During the nine months ended September 30, 2020, we received valid redemption requests under our share redemption program totaling approximately 625,000 shares, of which we redeemed approximately 35,000 shares as of September 30, 2020 for $270,000 at an average redemption price of $7.61. The remaining redemption requests relating to approximately 590,000 shares went unfulfilled. A valid redemption request is one that complies with the applicable requirements and guidelines of our share redemption program then in effect.
Liquidity and Capital Resources
General
We are continuing to closely monitor the outbreak of COVID-19 and its impact on our business, tenants, operating partners and the economy as a whole. The COVID-19 pandemic has not had a material impact on our operations; however, we cannot estimate the ultimate magnitude and duration of the pandemic and its impact on our future operations and liquidity as of the filing date of our report. If the outbreak continues on its current trajectory, such impacts could be material.
Our Credit Facility provides for aggregate borrowings of up to $29.3 million in Term Loans. We had available borrowings of $0.0 million as of September 30, 2020. As of September 30, 2020, we also had cash and cash equivalents of $2.8 million. Subject to potential credit losses in the remainder of 2020 due to tenants that default on their leases, file bankruptcy and/or otherwise experience significant financial difficulty as a result of the COVID-19 pandemic, we expect to meet our short-term liquidity requirements through available cash, cash provided by property operations, proceeds from the Offerings and borrowings from the Credit Facility or other sources. Additionally, given the impact of the COVID-19 pandemic, our Board has decided to make a determination as to the amount and timing of distributions on a monthly, instead of a quarterly, basis until such time that we have greater visibility into the impact that the COVID-19 pandemic will have on our property valuations. During the nine months ended September 30, 2020, our Board approved and adopted amendments to the Amended DRIP and the Amended Share Redemption Program that, among other changes, respectively provide that the Amended DRIP and the Amended Share Redemption Program may be suspended at any time by majority vote of the Board without prior notice if the Board believes such action is in the best interest of the Company and its stockholders. As discussed above, in connection with the contemplated Merger, on August 30, 2020, the Board approved the suspension of the Amended DRIP and the Amended Share Redemption Program.

As of September 30, 2020, we believe that we were in compliance with the financial covenants of the Modified Credit Agreement. However, our continued compliance with these debt covenants depends on many factors, including rent collections, which is impacted by the current and future economic conditions related to the COVID-19 pandemic. In the event that the Merger is not completed, the Company expects to enter into new financing arrangements to meet its obligations as they become due.
Our operating cash flows will primarily be provided by the rental and other property income received from leased properties.
Short-term Liquidity and Capital Resources
On a short-term basis, our principal demands for funds will be for the payment of operating expenses, distributions to, and redemptions by, stockholders and interest and principal on current and any future debt financings, including principal repayments of $25.7 million due September 23, 2021. We believe our cash on hand, net cash provided by operations and the entry into new financing arrangements will be sufficient to meet our obligations as they become due in the ordinary course of business for at least 12 months following the date these financial statements are issued. However, this evaluation assumes continued positive cash flows.
Long-term Liquidity and Capital Resources
On a long-term basis, our principal demands for funds will be for the payment of tenant improvements, operating expenses, distributions to, and redemptions by, stockholders and interest and principal on current and any future indebtedness. Generally, we expect to meet our long-term liquidity requirements through proceeds from net cash flows provided by operations, proceeds from the DRIP Offering, and from secured or unsecured borrowings from banks and other lenders.
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
Contractual Obligations
As of September 30, 2020, we had debt outstanding with a carrying value of $25.7 million, with a weighted average interest rate of 3.0%. See Note 6 — Credit Facility to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q for certain terms of our debt outstanding.
Our contractual obligations as of September 30, 2020 were as follows:

	Payments due by period (1)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Principal payments – Credit Facility	$25,675,000	$25,675,000	$—	$—	$—
Interest payments – Credit Facility (2)	753,368	753,368	—	—	—
Total	$26,428,368	$26,428,368	$—	$—	$—
______________________

(1)	The table does not include amounts due to CCI III Management or its affiliates pursuant to our Advisory Agreement because such amounts are not fixed and determinable.

(2)	Payment obligations for the Term Loans are based on a weighted average interest rate of 3.0% as of September 30, 2020 and reflect a maturity date of September 23, 2021.
Our borrowings will not exceed 75% of the cost of our gross assets (or 300% of net assets) as of the date of any borrowing, which is the maximum level of indebtedness permitted under the North American Securities Administrators Association Statement of Policy Regarding Real Estate Investment Trusts; however, we may exceed that limit if approved by a majority of our independent directors and disclosed to our stockholders in the next quarterly report along with a justification for such excess borrowing. Consistent with CCI III Management’s approach toward the moderate use of leverage, our Board has adopted a policy to further limit our borrowings to 60% of the greater of cost (before deducting depreciation or other non-cash reserves) or fair market value of our gross assets, unless excess borrowing is approved by a majority of the independent directors and disclosed to our stockholders in the next quarterly report along with a justification for such excess borrowing. As of September 30, 2020, our ratio of debt to total gross assets was 51.8% and our ratio of debt to the fair market value of our gross assets was 53.4%. Fair market value is based on the estimated market value of our real estate assets as of June 30, 2020 that were used to determine our estimated per share NAV.
Our management reviews net debt as part of its management of our overall liquidity, financial flexibility, capital structure and leverage, and we therefore believe that the presentation of net debt provides useful information to stockholders. Net debt is a non-GAAP measure used to show our outstanding principal debt balance, excluding certain GAAP adjustments, such as premiums or discounts, less all cash and cash equivalents. As of September 30, 2020, our net debt leverage ratio, which is the ratio of net debt to total gross real estate assets net of gross intangible lease liabilities, if applicable, was 46.1%.
The following table provides a reconciliation of the Credit Facility balance, as reported on our condensed consolidated balance sheet, to net debt as of September 30, 2020:

Balance as of September 30, 2020
Credit facility, net	$25,597,242
Deferred costs	77,758
Less: Cash and cash equivalents	(2,793,214)
Net debt	$22,881,786
Gross real estate assets	$49,605,205
Net debt leverage ratio	46.1%
Cash Flow Analysis
Operating Activities. Net cash provided by operating activities decreased by $58,000 for the nine months ended September 30, 2020, compared to the same period in 2019. The change was primarily due to a decrease in the changes in accounts payable and deferred rental income due to the timing of cash receipts. Net loss after non-cash adjustments generally remained consistent for the nine months ended September 30, 2020, compared to the same period in 2019. See “ — Results of Operations” for a more complete discussion of the factors impacting our operating performance.
Financing Activities. Net cash provided by financing activities was $208,000 for the nine months ended September 30, 2020, as compared to net cash used in financing activities of $966,000 for the nine months ended September 30, 2019. The change was primarily due to proceeds from additional borrowings on the Credit Facility of $1.5 million during the nine months ended September 30, 2020. There were no borrowings on the Credit Facility during the nine months ended September 30, 2019. This increase was partially offset by a decrease in our net proceeds from the issuance of common stock due to the Company ceasing to issue shares in the Offering on April 30, 2019.
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
Off-Balance Sheet Arrangements
As of September 30, 2020 and December 31, 2019, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Market Risk
The market risk associated with financial instruments and derivative financial instruments is the risk of loss from adverse changes in market prices or interest rates. Our market risk arises primarily from interest rate risk relating to variable rate borrowings. To meet our short and long-term liquidity requirements, we borrow funds at a combination of fixed and variable rates. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to manage our overall borrowing costs. To achieve these objectives, from time to time, we may enter into interest rate hedge contracts such as swaps, collars and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. We do not intend to hold or issue these derivative contracts for trading or speculative purposes. As of September 30, 2020, we had no interest rate hedge contracts. We do not have any foreign operations and thus we are not exposed to foreign currency fluctuations.
Interest Rate Risk
In connection with the acquisition of our properties, we have obtained variable rate debt financing and are therefore exposed to changes in LIBOR. As of September 30, 2020, we had an aggregate of $25.7 million of variable rate debt outstanding under the Credit Facility, and a change of 50 basis points in interest rates would result in a change in interest expense of $128,000 per annum. In the future, we may obtain additional variable rate debt financing to fund certain property acquisitions and may be further exposed to interest rate changes. Our objectives in managing interest rate risks will be to limit the impact of interest rate changes on operations and cash flows and to lower overall borrowing costs. To achieve these objectives, we expect to borrow primarily at interest rates with the lowest margins available and, in some cases, with the ability to convert variable rates to fixed rates.
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
We have variable rate debt outstanding under our Credit Facility maturing September 2021, as further discussed above, that is indexed to LIBOR. As such, we are monitoring and evaluating the related risks, which includes interest on loans. These risks arise in connection with transitioning contracts to a new alternative rate, including any resulting value transfer that may occur. The value of loans tied to LIBOR could also be impacted if LIBOR is limited or discontinued. For some instruments, the method of transitioning to an alternative rate may be challenging, as they may require negotiation with the respective counterparty.
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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of September 30, 2020 was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of September 30, 2020, were effective at a reasonable assurance level.
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Risks Related to Real Estate Assets
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
The extent to which the COVID-19 pandemic will impact our operations and those of our tenants will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the COVID-19 pandemic, the actions taken to contain the COVID-19 pandemic or mitigate its impact, and the direct and indirect economic effects of the COVID-19 pandemic and the related containment measures. Management will evaluate any rent relief requests received on a case-by-case basis and not all requests for rent relief may be granted. To the extent we grant requests for rent relief, either in the form of rent deferral or abatement, or to the extent our tenants default on their lease obligations, it may have a negative impact on our rental revenue and net income. Management will continue to monitor the impact to our business, financial condition, results of operations, cash flow, and occupancy. Accordingly, we cannot predict the significance, extent or duration of any adverse impact of the COVID-19 pandemic on our business, financial condition, results of operations or cash flows for the fiscal year ending December 31, 2020. Moreover, certain risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2019 should be interpreted as heightened risks as a result of the impact of the COVID-19 pandemic.
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
Risks Associated with Debt Financing
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
Risks Related to the Merger
Failure to complete the Merger could negatively impact the future of our business and financial results.
If the Merger is not completed, the ongoing business of our Company could be materially adversely affected and we will be subject to a variety of risks associated with the failure to complete the Merger, including the following:

•
we will be required, under certain circumstances in which the Merger Agreement is terminated, to pay to CMFT a termination fee of $710,000 and reimbursement of expenses incurred by CMFT in connection with the Merger of up to $130,000;

•	we are having to bear certain costs incurred by us relating to the Merger, such as legal, accounting, financial advisor, filing, printing and mailing fees; and

•	the diversion of our management’s focus and resources from operational matters and other strategic opportunities while working to implement the Merger.
If the Merger is not completed, these risks could materially affect our business and financial results.
The pendency of the Merger, including as a result of the restrictions on the operation of our and CMFT’s business during the period between signing the Merger Agreement and the completion of the Merger, could adversely affect the business and operations of our Company, CMFT or both.
In connection with the pending Merger, some of our business partners or vendors and CMFT may delay or defer decisions, which could negatively impact the revenues, earnings, cash flows and expenses of our Company and CMFT, regardless of whether the Merger is completed. In addition, due to operating covenants in the Merger Agreement, we and CMFT may be unable, during the pendency of the Merger, to pursue certain strategic transactions, undertake certain significant capital projects, undertake certain significant financing transactions and otherwise pursue other actions that are not in our ordinary course of business, even if such actions would prove beneficial. In addition, CMFT faces similar restrictions and risks related to the CCPT V Merger, which could further impact its revenues, earnings, cash flows and expenses.
The Merger Agreement and our Advisory Agreement contain provisions that could discourage a potential competing acquiror of us or could result in a competing acquisition proposal being at a lower price than it might otherwise be.
The Merger Agreement restricts our ability to initiate, solicit, facilitate or knowingly encourage any Acquisition Proposal, subject to limited exceptions. Prior to making an Adverse Recommendation Change and/or entering into an Alternative Acquisition Agreement, we are required to provide CMFT with notice of our intention to make such an Adverse Recommendation Change and/or enter into an Alternative Acquisition Agreement and an opportunity to negotiate (to the extent CMFT wishes to negotiate) to make adjustments to the terms of the Merger Agreement such that the Superior Proposal ceases to constitute a Superior Proposal.
Upon termination of the Merger Agreement in certain circumstances involving an Acquisition Proposal, we are required to pay CMFT a termination fee of $710,000 and an additional amount of up to $130,000 as reimbursement for expenses incurred by CMFT in connection with the Merger. Further, although our advisor waived its right to receive any fees under the Advisory Agreement that it would have been entitled to receive upon the consummation of the Merger, we would be responsible for paying all or a portion of such fees to the advisor in connection with the consummation of certain other Acquisition Proposals, including a subordinated performance fee equal to 15% of the net sale proceeds of such Acquisition Proposal remaining after our stockholders have received distributions equal to 100% of Invested Capital (as defined in the Advisory Agreement) plus a 6.0% return thereon.
These provisions could discourage a potential competing acquiror that might have an interest in acquiring all or a significant part of our business from considering or making a competing Acquisition Proposal, even if the potential competing acquiror was prepared to pay consideration with a higher per share cash value than that market value proposed to be received or realized in the Merger, or might cause a potential competing acquiror to propose to pay a lower price than it might otherwise have proposed to pay because of the added expense of the applicable termination fee under the Merger Agreement or fees to the advisor that, in each case, may become payable in certain circumstances.
In certain circumstances, either we or CMFT may terminate the Merger Agreement.
Either we or CMFT may terminate the Merger Agreement if the Merger has not been consummated by the Outside Date. Also, the Merger Agreement may be terminated in certain circumstances if a final and non-appealable order is entered prohibiting the transactions contemplated by the Merger Agreement, upon a material uncured breach by the other party that would cause the closing conditions not to be satisfied, or if our stockholders fail to approve the Merger or the amendment to our charter that is required to consummate the Merger. We also have the right to terminate the Merger Agreement if CMFT increases the exchange ratio in respect of the CCPT V Merger to be greater than or equal to 2.892 shares of CMFT Common Stock per share of common stock of CCPT V. In addition, at any time prior to the time our stockholders approve the Merger and the amendment to our charter that is required to consummate the Merger, we have the right to terminate the Merger Agreement in order to enter into an Alternative Acquisition Agreement with respect to a Superior Proposal. Finally, at any time prior to the time our stockholders approve the Merger and the amendment to our charter that is required to consummate the Merger, CMFT has the right to terminate the Merger Agreement upon an Adverse Recommendation Change, upon the commencement of a tender offer or exchange offer for any shares of our common stock that constitutes an Acquisition Proposal if our Board fails to recommend against acceptance of such tender offer or exchange offer or to publicly reaffirm our Board’s recommendation after being requested to do so by CMFT or if we breach or fail to comply in any material respect with certain of our obligations regarding the solicitation of and response to Acquisition Proposals.
We and CMFT each expect to incur substantial expenses related to the Merger.
We and CMFT each expect to incur substantial expenses in connection with completing the Merger and integrating our properties and operations with CMFT and, if the CCPT V Merger is consummated, CMFT will incur additional expenses in connection with the further integration of CCPT V. While we and CMFT each have assumed that a certain level of transaction expenses would be incurred, there are a number of factors beyond the control of each company that could affect the total amount or the timing of such expenses. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately at the present time. As a result, the transaction expenses associated with the Merger could, particularly in the near term, exceed the savings that CMFT expects to achieve from the elimination of duplicative expenses and the realization of economies of scale and cost savings following the completion of the Merger.
The Merger may be dilutive to estimated net income for our stockholders.
The Merger may be dilutive to estimated net income for our stockholders, which would potentially decrease the amount of funds available to distribute to our stockholders as stockholders of the combined company following the Merger (the “Combined Company”), as well as for our stockholders as stockholders of the fully combined company following the Merger and the CCPT V Merger (the “Fully Combined Company”). For instance, on a pro forma basis, assuming the Merger had been consummated on January 1, 2020, the net income per share of the Combined Company for the six months ended June 30, 2020 would have been less than the actual net income per share of our common stock during the same period.
The market value ascribed to the shares of common stock of our Company upon a liquidity event may be significantly lower than the estimated per share NAV of CMFT Common Stock considered by our Board in approving and recommending the Merger.
In approving and recommending the Merger, our Board considered, among other things, the most recent estimated per share NAV of our common stock and CMFT Common Stock as determined by our Board and the CMFT board of directors, respectively, with the assistance of their respective third-party valuation experts. The estimated per share NAV of CMFT Common Stock may not be immediately determined following the consummation of the Merger and the CCPT V Merger. In the event that the Fully Combined Company completes a liquidity event after consummation of the Merger and the CCPT V

Merger, such as a listing of its shares on a national securities exchange, a merger in which stockholders of the Fully Combined Company receive securities that are listed on a national securities exchange, or a sale of the Fully Combined Company for cash, the market value of the shares of the Fully Combined Company upon consummation of such liquidity event may be significantly lower than the current estimated value considered by our Board and the estimated per share NAV of CMFT Common Stock that may be reflected on the account statements of stockholders of the Fully Combined Company after consummation of the Merger and the CCPT V Merger. For example, if the shares of the Fully Combined Company are listed on a national securities exchange at some point after the consummation of the Merger and the CCPT V Merger, the trading price of the shares may be significantly lower than the most recent estimated per share NAV of CMFT Common Stock of $7.31 as of June 30, 2020.
 If the Merger does not qualify as a tax-free reorganization, there may be adverse tax consequences.
The Merger is intended to qualify as a tax-free reorganization within the meaning of Section 368(a) of the Code. The closing of the Merger is conditioned on the receipt by us and CMFT of an opinion of counsel to the effect that the Merger will qualify as a tax-free reorganization within the meaning of Section 368(a) of the Code. However, these legal opinions will not be binding on the Internal Revenue Service or on the courts. If, for any reason, the Merger were to fail to qualify as a tax-free reorganization, then each stockholder generally would recognize gain or loss, as applicable, equal to the difference between (1) the merger consideration (i.e. the fair market value of the shares of CMFT Common Stock) received by such stockholder in the Merger; and (2) such stockholder’s adjusted tax basis in our common stock.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Our Board has adopted a share redemption program that permits our stockholders to sell their shares back to us after they have held them for at least one year, subject to the significant conditions and limitations described in the Registration Statement. In addition, our Board may choose to amend the terms of, suspend or terminate our share redemption program at any time in its sole discretion if it believes that such action is in the best interest of us and our stockholders. Funding for the redemption of shares will generally be limited to the cumulative net proceeds we receive from the sale of shares under the DRIP, net of shares redeemed to date. Under our share redemption program, we will not redeem in excess of 5.0% of the weighted average number of shares outstanding during the trailing 12 months prior to the end of the fiscal quarter for which the redemptions are being paid. In addition, we will generally limit quarterly redemptions to approximately 1.25% of the weighted average number of shares outstanding during the trailing 12-month period ending on the last day of the fiscal quarter for which the redemptions are being paid, and to the net proceeds we receive from the sale of shares in the respective quarter under the DRIP. Any of the foregoing limits might prevent us from accommodating all redemption requests made in any fiscal quarter or in any 12-month period. In connection with the Merger, our Board suspended our share redemption program on August 30, 2020, and therefore, no shares will be redeemed from our stockholders after that date unless and until the share redemption program is reinstated. As of September 30, 2020, the estimated per share NAV was $7.76 for both Class A Shares and Class T Shares, which was established by our Board on August 12, 2020 using a valuation date of June 30, 2020. This estimated per share NAV serves as the most recent estimated value for purposes of the share redemption program, effective August 14, 2020, until such time as our Board determines a new estimated per share NAV.

In general, we redeem shares on a quarterly basis. During the three months ended September 30, 2020, we redeemed shares, including those redeemable due to death, as follows:

Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2020 – July 31, 2020
Class A Shares	—	$—	—	(1)
Class T Shares	—	$—	—	(1)
August 1, 2020 – August 31, 2020
Class A Shares	11,940	$7.63	11,940	(1)
Class T Shares	5,309	$7.63	5,309	(1)
September 1, 2020 – September 30, 2020
Class A Shares	—	$—	—	(1)
Class T Shares	—	$—	—	(1)
Total	17,249		17,249	(1)
______________________

(1)	A description of the maximum number of shares that may be purchased under our share redemption program is included in the narrative preceding this table.
Unregistered Sales of Equity Securities
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description

2.1*
Agreement and Plan of Merger, dated as of August 30, 2020, by and among CIM Real Estate Finance Trust, Inc., Thor III Merger Sub, LLC and Cole Office & Industrial REIT (CCIT III), Inc. (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 333-209128), filed on August 31, 2020).

2.2
Amendment No. 1 to Agreement and Plan of Merger, dated as of November 3, 2020, by and among CIM Real Estate Finance Trust, Inc., Thor III Merger Sub, LLC and Cole Office & Industrial REIT (CCIT III), Inc. (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 333-209128), filed on November 4, 2020).

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

3.3
Amended and Restated Bylaws of Cole Office & Industrial REIT (CCIT III), Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 333-209128), filed on August 31, 2020).

4.1
Amended and Restated Distribution Reinvestment Plan, effective May 15, 2020 (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 333-209128), filed on May 1, 2020).

10.1	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 333-209128), filed on August 14, 2020).
10.2
Termination Letter Agreement, dated as of August 30, 2020, by and between Cole Office & Industrial REIT (CCIT III), Inc. and Cole Corporate Income Management III, LLC (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 333-209128), filed on August 31, 2020).

10.3
Second Modification Agreement, dated September 17, 2020, by and among Cole Corporate Income Operating Partnership III, LP, JPMorgan Chase Bank, N.A. as administrative agent, and other lending institutions (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 333-209128), filed on September 21, 2020).

31.1**	Certifications of the Principal Executive Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certifications of the Principal Financial Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1***
Certifications of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.
101.SCH**	XBRL Taxonomy Extension Schema Document.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.
______________________

*	Schedules omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish a supplemental copy of any omitted schedule to the SEC upon request.
**	Filed herewith.
***
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
Date: November 13, 2020